Form 10QSB
period 1996-09-30
HERITAGE FINANCIAL CORP /DE/
filed 1996-10-28
CIK 818761

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                               -----------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number:  0-27700

                         Heritage Financial Corporation
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
        ----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   37-1351506
        ----------------------------------------------------------------
                      (I.R.S. Employer identification No.)

                 619 12th Street, Lawrenceville, Illinois 62439
        ----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (618) 943-2515
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
 ------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90
days. [ X ]   Yes     [  ]  No

As of September 30, 1996 there were 493,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

[   ]   Yes     [ X ]  No

                         HERITAGE FINANCIAL CORPORATION

                                      INDEX


                                                                                         PAGE
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at September 30, 1996               1
         and June 30, 1996

         Consolidated Statements of Income for the three months ended                       2
         September 30, 1996 and 1995

         Consolidated Statement of Changes in Stockholders' Equity for the                  3
         three months ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows for the three months                         4
         ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements                                        5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition             7-10
         and Results of Operations

Part II.  Other Information

         Item 1.  Legal Proceedings                                                        11

         Item 2.  Exhibits and Reports on Form 8-K                                         11

         Signatures                                                                        12





                         HERITAGE FINANCIAL CORPORATION
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                       (Unaudited)
                                                                      September 30,       June 30,
                                                                          1996              1996
                                                                     ---------------  ---------------
                         ASSETS
Cash and equivalents                                                 $     2,582,509  $     3,853,156
Certificates of deposit with other banks                                     351,459          601,459
Investments available for sale at market                                   2,155,816        2,132,044
Investments held to maturity at cost                                          30,131           31,684
Loans receivable, net                                                     12,093,774       10,247,277
Federal Home Loan Bank stock at cost                                          66,000           66,000
Federal Reserve Bank stock at cost                                            67,800           67,800
Accrued interest receivable                                                  197,565          139,787
Office property and equipment, net                                            44,030           42,944
Other assets                                                                  49,934           56,522
                                                                     ---------------  ---------------
         Total Assets                                                $    17,639,018  $    17,238,673
                                                                     ===============  ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                                  $     2,550,260  $     1,426,133
   Money market deposit accounts                                             263,343        1,180,808
   Certificates of deposit                                                 6,262,213        6,076,221
   Certificates of deposit $100,000 and over                                 129,199          229,199
                                                                     ---------------  ---------------
         Total Deposits                                                    9,205,015        8,912,361

Other Liabilities:                                                           255,315          168,296
                                                                     ---------------  ---------------
         Total Liabilities                                                 9,460,330        9,080,657
                                                                     ---------------  ---------------

Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     493,320 issued and outstanding                                            4,933            4,933
   Additional paid in capital                                              4,505,471        4,505,471
   Retained earnings                                                       3,947,782        3,954,530
   Net unrealized appreciation on available-for-sale securities net of tax of $54,500 at September 30, 1996 and
     $43,000 at June 30, 1996                                                 85,500           68,000
   Unearned ESOP compensation                                               (364,998)        (374,918)
                                                                     ---------------  ----------------
         Total Stockholders' Equity                                        8,178,688        8,158,016
                                                                     ---------------  ---------------

         Total Liabilities and Stockholders' Equity                  $    17,639,018  $    17,238,673
                                                                     ===============  ===============






See notes to consolidated financial statements.

                         HERITAGE FINANCIAL CORPORATION
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                      Three months ended
                                                                         September 30,
                                                               --------------------------------
                                                                          (Unaudited)
                                                                    1996              1995
                                                               ---------------  ---------------
INTEREST INCOME
   Loans receivable                                            $       246,633  $       205,018
   Investments                                                         100,531           53,476
                                                               ---------------  ---------------
         Total Interest Income                                         347,164          258,494
                                                               ---------------  ---------------

INTEREST EXPENSE
   Interest on deposits                                                111,836          119,440
                                                               ---------------  ---------------
         Total Interest Expense                                        111,836          119,440
                                                               ---------------  ---------------

         Net Interest Income                                           235,328          139,054
   Provision for Loan Losses                                                 0                0
                                                               ---------------  ---------------
         Net interest income after provision for
           loan losses                                                 235,328          139,054
                                                               ---------------  ---------------

NONINTEREST INCOME
   Gain (loss) on sale of assets                                             0                0
   Customer service fees and other                                         642            1,326
                                                               ---------------  ---------------
         Total Noninterest Income                                          642            1,326
                                                               ---------------  ---------------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                                          63,278           43,830
     Occupancy and equipment                                             9,798            9,823
     Deposit insurance premium                                           9,741            6,558
     SAIF assessment fee                                                62,144                0
     Computer expense                                                    7,055            3,530
     Real estate expense                                                   200            4,137
     Other                                                              32,660           12,593
                                                               ---------------  ---------------
         Total Noninterest Expenses                                    184,876           80,471
                                                               ---------------  ---------------

INCOME BEFORE INCOME TAX                                                51,094           59,909

Income Tax Expense                                                      18,377           23,600
                                                               ---------------  ---------------

NET INCOME                                                     $        32,717  $        36,309
                                                               ===============  ===============

Net income per share based on weighted average
   shares outstanding of $493,320, for 1996                    $          0.07              N/A
                                                               ===============  ===============



See notes to consolidated financial statements

                         HERITAGE FINANCIAL CORPORATION
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                     Unrealized       Unearned
                                         Common          Paid in       Retained      Gain (Loss)       Compen-         Total
                                          Stock          Capital       Earnings      Securities        sation         Equity
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, June 30, 1995                $           0  $           0   $   3,783,280  $      51,157  $           0   $   3,834,437
Net income for the quarter ended
   September 30, 1995                             0              0          36,309              0              0          36,309
Change in net unrealized gain on
   securities available-for-sale,
   net of applicable deferred income
   taxes of $34,134                               0              0               0          2,233              0           2,233
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, September 30, 1995           $           0  $           0   $   3,819,589  $      53,390  $           0   $   3,872,979
                                      =============  =============   =============  =============  =============   =============

BALANCE, June 30, 1996                $       4,933  $   4,505,471   $   3,954,530  $      68,000  $    (374,918)  $   8,158,016
Net income for the quarter ended
   September 30, 1996                             0              0          32,717              0              0          32,717
Cash dividends                                    0              0         (39,465)             0              0         (39,465)
Change in unrealized gain on
   securities available-for-sale,
   net of applicable deferred income
   taxes of $54,500                               0              0               0         17,500              0          17,500
Effect of contribution to fund ESOP               0              0               0              0          9,920           9,920
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, September 30, 1996           $       4,933  $   4,505,471   $   3,947,782  $      85,500  $    (364,998)  $   8,178,688
                                      =============  =============   =============  =============  ==============  =============


























See notes to consolidated financial statements.

                         HERITAGE FINANCIAL CORPORATION
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Three months ended
                                                                         September 30,
                                                               --------------------------------
                                                                          (Unaudited)
                                                                    1996              1995
                                                               ---------------  ---------------
NET INCOME (Loss)                                              $        32,717  $        36,309
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                        2,444            2,168
     Decrease in other assets                                            6,588           20,299
     (Increase) decrease in interest receivable                        (57,778)         (35,428)
     (Decrease) increase in other liabilities                           90,667           (1,249)
     Provision for loan loss                                                 0                0
     (Gain) loss on sale of assets                                           0                0
                                                               ---------------  ---------------
Cash provided by operating activities                                   74,638           22,099
                                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net (increase) decrease                   250,000                0
   Proceeds from maturities of investment securities                     1,553            1,700
   Purchase of fixed assets                                             (3,530)          (1,469)
   Net (increase) decrease in loans                                 (1,846,497)          97,013
                                                               ---------------  ---------------
Cash provided (used) by investing activities                        (1,598,474)          97,244
                                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of dividends                                                (39,465)               0
   Net increase in demand deposits, NOW accounts,
     savings accounts and certificates of deposit                      292,654          311,960
                                                               ---------------  ---------------
Cash provided by financing activities                                  253,189          311,960
                                                               ---------------  ---------------

         Net increase in cash and cash equivalents                  (1,270,647)         431,303

Cash and Cash Equivalents at Beginning of Period                     3,853,156        2,037,232
                                                               ---------------  ---------------

Cash and Cash Equivalents at End of Period                     $     2,582,509  $     2,468,535
                                                               ===============  ===============

Cash paid for:
   Interest                                                    $       115,080  $       116,639
                                                               ===============  ===============

   Income taxes                                                $           818  $         3,394
                                                               ===============  ===============





See notes to consolidated financial statements.

                         HERITAGE FINANCIAL CORPORATION
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarter ended September 30, 1996, includes the results of operations of Heritage Financial Corporation (the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). The unaudited information for the quarter ended September 30, 1995, consists only of the results of operations of the Bank since the Company was not in existence at such time. In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Heritage Financial Corporation for the fiscal year ended June 30, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 - STOCK CONVERSION

The Company issued 493,320 shares, $.01 par value common stock, for proceeds of $4,510,404 net of expenses of approximately $423,000. The Bank converted from a mutual savings association to a stock savings association and then to a national bank immediately following the formation of the Company and received proceeds of $2,255,202 in exchange for all its common stock. This transaction was accounted for using the pooling of interests method. On April 1, 1996, the Company began trading as a public company on the "pink sheets" published by the National Quotation Bureau, Inc.

Federal regulations require that, upon conversion from a mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion. In the event of complete liquidation (and only in such event) each savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment of all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in such holders' savings account. Federal regulations impose limitations on the payment of dividends and other capital distributions, including, among others, that the Company may not declare or pay a cash dividend on any of its capital stock if the effect thereof would cause the Bank's capital to be reduced below the amount required for the liquidation account or the capital requirements imposed by the Financial Institutions Reform, Recovery, and Enforcement Act.

Concurrent with the conversion, the board of directors approved the adoption of the Heritage Financial Corporation Employees Stock Ownership Plan (the "ESOP"). The ESOP qualifies under Sections 401(a) and 501(a) of the Internal Revenue Code, eligibility is based on hours of service, date of hire, and age. Contributions to the ESOP are determined by the board of directors, in the form of cash or the Company's common stock. No employee contributions are accepted. Contributions are allocated based on the ratio of the participant's compensation to total compensation of all participants. Participant's account balances are fully vested after five years of service.

                         HERITAGE FINANCIAL CORPORATION
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995


NOTE 4 - NET INCOME PER SHARE

Net income per share of common stock for the three months ended September 30, 1996 has been computed on the basis of the weighted-average number of shares of common stock outstanding.

NOTE 5 - SAIF ASSESSMENT

On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $62,144, and has been accrued by the Company at September 30, 1996.

                         HERITAGE FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company was formed at the direction of Lawrenceville Federal Savings and Loan Association, the predecessor financial institution to the Bank, for the purpose of owning all the stock outstanding in the Bank. The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted by law. The Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at September 30, 1996, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

Established in 1935, the Bank (formerly named Lawrenceville Federal Savings and Loan Association) is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Lawrence County, Illinois, and Knox County, Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one to four family residential mortgages, commercial business loans, consumer loans, and finance leases. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges. Noninterest expense includes salaries and employee benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other operating expenses.

The operating results of the Bank are also affected by general economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions. The Bank's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

Recent Developments

On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $62,144 and has been accrued by the Company at September 30, 1996.

                         HERITAGE FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

In November 1993, the AICPA issued SOP 93-6. The SOP requires that shares to be released in an accounting period should be reflected in the consolidated financial statements as compensation expense equal to the fair value of the shares at the time of release. Thus, as shares increase or decrease in value, earnings will be affected relative to the shares to be released in that period. Additionally, the SOP requires that outstanding shares for purposes of computing both primary and fully diluted earnings per share include only those shares scheduled to be released in that or prior periods. Thus, as additional shares are released by the ESOP in future periods, earnings per share may be diluted. Shares of Common Stock of the Holding Company to be acquired by the ESOP are scheduled to be released over an estimated 10-year period commencing with the consummation of the Stock Conversion.

Financial Condition

For the three months ended September 30, 1996, total assets increased approximately $400,000 from $17.2 million to $17.6 million. Assets increased as a result of an increase in loans receivable. Deposits increased by approximately $293,000 to $9.2 million at September 30, 1996, from $8.9 million at June 30, 1996. Management believes the increase in deposits stems from customers seeking higher yielding investment alternatives. For the three months ended September 30, 1996, total stockholders' equity increased approximately $21,000 from $8.2 million to $8.1 million. The increase was a result of increased net interest income offset by a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Results of Operations:

Comparison of the three months ended September 30, 1996 and 1995.

General. Net income decreased to $33,000 for the three months ended September 30, 1996, compared to $36,000 in the same period in 1995. The decrease was primarily related to a one-time FDIC assessment fee of $62,144 to recapitalize the SAIF insurance fund, offset by an increase in net interest income of $96,000.

Interest Income. Total interest income increased by $89,000 or 34.3% to $347,000 for the three months ended September 30, 1996, compared to the same period last year. Income from loans grew by $42,000 for the three months. Investment income increased by $47,000 for the three months due primarily to higher yields on new investments.

                         HERITAGE FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Interest Expense. Total interest expense decreased by $8,000 for the three months ended September 30, 1996, to $112,000 compared to $120,000 in the previous three month period. Passbook savings levels remained stable for the most recent three month period compared to the same period a year ago.

Net Interest Income. Net interest income before provision for loan losses increased $96,000 or 69.2% for the recent three onth period compared to the same period a year ago, from $139,000 to $235,000.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month periods ended September 30, 1996 and 1995, no loan loss provision was recorded. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of September 30, 1996, the Bank's allowance for loan losses was $118,000 compared to $113,000 at September 30, 1995.

The Bank had no nonperforming assets at September 30, 1996 and 1995. There was no foreclosed real estate owned by the Bank at eptember 30, 1996 or 1995.

Noninterest Income. Noninterest income remained substantially the same for the three month period ended September 30, 1996, compared with the same period in 1995.

Noninterest Expense. For the three months ended September 30, 1996, the total noninterest expense was $185,000 compared to $80,000 for the same three months in 1995. General and administrative costs have increased approximately $39,000 as a result of the conversion from a thrift to a national bank. Deposit insurance premiums increased $65,000 for the three months ended September 30, 1996, compared with the same period in 1995. This increase is due to a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Income Tax Expense. Income tax expense decreased to $18,000 during the most recent three months compared to $24,000 for the same period a year ago. Lower taxes were the result of decreased income before tax of $51,000 for the most recent three months compared to $60,000 for a year ago.

                         HERITAGE FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Capital Requirements. The Company's main sources of funds are deposits and loan and investment repayments. Other potential sources would include borrowings from the Federal Home Loan Bank of Chicago (FHLB). As a national bank, the Bank is not subject to any prescribed liquidity requirement.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At September 30, 1996, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at September 30, 1996 relative to the regulatory capital requirements for the Bank.

                                                                 Amount
                                                             (in thousands)
                                                            ----------------
         Tier 1 Capital                                     $          5,867
         Tier 1 Capital Requirement                                      524
                                                            ----------------
         Excess                                             $          5,343
                                                            ================

         Total Risk-Based Capital                           $          5,985
         Risk-Based Capital Requirement                                  894
                                                            ----------------
         Excess                                             $          5,091
                                                            ================

                           PART II. OTHER INFORMATION



Item 1.         Legal Proceedings

                There are no material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject. From time-to-time, the Bank is a party to legal proceedings incident to its business.

Item 2.         Exhibits and Reports on Form 8-K

                The Company filed a Form 8-K, dated April 25, 1996, attaching its earnings press release for the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HERITAGE FINANCIAL CORPORATION
                                   Registrant



Date:   October 15, 1996           /s/  Kevin J. Kavanaugh
        -----------------          ---------------------------------------
                                   Kevin J. Kavanaugh, President and Chief
                                   Executive Officer




Date:   October 15, 1996           /s/  Cleora Gillespie
        -----------------          ---------------------------------------
                                   Cleora Gillespie, Secretary and Treasurer