Form 10QSB/A
period 1996-09-30
HERITAGE FINANCIAL CORP /DE/
filed 1996-11-26
CIK 818761

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                                   HERITAGE FINANCIAL CORPORATION
                                   Registrant



Date:   November 26, 1996           /s/  Kevin J. Kavanaugh
        -----------------          ---------------------------------------
                                   Kevin J. Kavanaugh, President and Chief
                                   Executive Officer




Date:   November 26, 1996           /s/  Cleora Gillespie
        -----------------          ---------------------------------------
                                   Cleora Gillespie, Secretary and Treasurer