Form 10QSB
period 1996-12-31
HERITAGE FINANCIAL CORP /DE/
filed 1997-01-31
CIK 818761

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996
                                 ------------------------
                                           or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------     ----------------------

Commission File Number:  0-27700

HBancorporation, Inc.
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

37-1351506
--------------------------------------------------------------
(I.R.S. Employer identification No.)

619 12th Street, Lawrenceville, Illinois                   62439
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(618) 943-2515
--------------------------------------------------------------
(Registrant's telephone number, including area code)

Heritage Financial Corporation
--------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90
days.      / X /   Yes     / /   No

As of January 21, 1997, there were 493,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

/  /   Yes                 / X /   No

                              HBANCORPORATION, INC.

                                      INDEX


                                                                        PAGE
                                                                       ------
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         December 31, 1996 and June 30, 1996                               1


         Consolidated Statements of Income for the
         three months and six months
         ended December 31, 1996 and 1995                                  2

         Consolidated Statements of Changes in Stockholders'
         Equity for the six months ended December 31, 1996 and 1995        3


         Consolidated Statements of Cash Flows for the
         three and six months ended December 31, 1996 and 1995             4


         Notes to Consolidated Financial Statements                      5-6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-11


Part II.  Other Information

         Item 1.  Legal Proceedings                                       12

         Item 2.  Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                  (Unaudited)
                                                                  December 30,      June 30,
                                                                      1996            1996
                                                                  ------------    ------------
                         ASSETS
Cash and equivalents                                              $  1,690,849    $  3,853,156
Certificates of deposit with other banks                               163,011         601,459
Investments available for sale at fair value                         1,108,851       2,132,044
Investments held to maturity at cost                                 1,027,595          31,684
Loans receivable, net                                               12,863,124      10,247,277
Federal Home Loan Bank stock at cost                                    66,000          66,000
Federal Reserve Bank stock at cost                                      67,800          67,800
Accrued interest receivable                                            147,169         139,787
Office property and equipment, net                                      44,109          42,944
Other assets                                                            48,162          56,522
                                                                  ------------    ------------
         Total Assets                                             $ 17,226,670    $ 17,238,673
                                                                  ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                               $  2,203,989    $  1,426,133
   Money market deposit accounts                                       194,143       1,180,808
   Certificates of deposit                                           5,843,807       6,076,221
   Certificates of deposit $100,000 and over                           532,420         229,199
                                                                  ------------    ------------
         Total Deposits                                              8,774,359       8,912,361

Other Liabilities:                                                     236,598         168,296
                                                                  ------------    ------------
         Total Liabilities                                           9,010,957       9,080,657
                                                                  ------------    ------------

Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     493,320 issued and outstanding                                      4,933           4,933
   Additional paid in capital                                        4,505,471       4,505,471
   Retained earnings                                                 3,970,494       3,954,530
   Net unrealized appreciation on available-for-sale securities net of tax of $62,000 at December 31, 1996 and
     $43,000 at June 30, 1996                                           90,000          68,000
   Unearned ESOP compensation                                         (355,185)       (374,918)
                                                                  ------------    ------------
         Total Stockholders' Equity                                  8,215,713       8,158,016
                                                                  ------------    ------------

         Total Liabilities and Stockholders' Equity               $ 17,226,670    $ 17,238,673
                                                                  ============    ============






See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME



                                                              Three months ended                   Six months ended
                                                                  December 31,                        December 31,
                                                       -----------------------------          ---------------------------
                                                                  (Unaudited)                         (Unaudited)
                                                          1996                1995               1996              1995
                                                       ---------           ---------          ---------         ---------
INTEREST INCOME
   Loans receivable                                    $ 281,185           $ 209,244          $ 527,818         $ 414,262
   Investments                                            94,833              54,882            195,364           108,358
                                                       ---------           ---------          ---------         ---------
         Total Interest Income                           376,018             264,126            723,182           522,620
                                                       ---------           ---------          ---------         ---------

INTEREST EXPENSE
   Interest on deposits                                  115,522             119,691            227,358           239,131
                                                       ---------           ---------          ---------         ---------
         Total Interest Expense                          115,522             119,691            227,358           239,131
                                                       ---------           ---------          ---------         ---------

         Net Interest Income                             260,496             144,435            495,824           283,489
   Provision for Loan Losses                               5,000               5,000              5,000             5,000
                                                       ---------           ---------          ---------         ---------
         Net interest income after provision
           for loan losses                               255,496             139,435            490,824           278,489
                                                       ---------           ---------          ---------         ---------

NONINTEREST INCOME
   Gain (loss) on sale of assets                             -0-               1,299                -0-             1,299
   Customer service fees and other                         1,724                 946              2,366             2,272
                                                       ---------           ---------          ---------         ---------
         Total Noninterest Income                          1,724               2,245              2,366             3,571
                                                       ---------           ---------          ---------         ---------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                            74,432              67,785            137,710           111,615
     Occupancy and equipment                               7,390               9,264             17,188            19,087
     Deposit insurance premium                             8,954               6,401             18,695            12,959
     SAIF assessment fee                                     -0-                 -0-             62,144               -0-
     Computer expense                                      3,990               2,979             11,045             6,509
     Legal expense                                        20,565               3,922             34,785             4,524
     Other                                                31,262              52,817             49,902            68,945
                                                       ---------           ---------          ---------         ---------
         Total Noninterest Expenses                      146,593             143,168            331,469           223,639
                                                       ---------           ---------          ---------         ---------

INCOME (LOSS) BEFORE INCOME TAX                          110,627              (1,488)           161,721            58,421

Income Tax Expense                                        48,450             118,992             66,827           142,592
                                                       ---------           ---------          ---------         ---------

NET INCOME (LOSS)                                      $  62,177           $(120,480)         $  94,894         $ (84,171)
                                                       =========           =========          =========         =========

Net income per share based on weighted
   average shares outstanding of 455,836,
   for 1996                                            $    0.14                 N/A          $    0.21               N/A
                                                       =========           =========          =========         =========

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                     Unrealized       Unearned
                                         Common          Paid in       Retained      Gain (Loss)       Compen-         Total
                                          Stock          Capital       Earnings      Securities        sation         Equity
                                      -------------  -------------   -------------  -------------  -------------   -------------
BALANCE, June 30, 1995                $           0  $           0   $   3,783,280  $      51,157  $           0   $   3,834,437
Net (loss) for the six months ended
   December 31, 1995                              0              0         (84,171)             0              0         (84,171)
Change in net unrealized gain on
   securities available-for-sale,
   net of applicable deferred income
   taxes of $46,024                               0              0               0         12,400              0          12,400
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, December 31, 1995            $           0  $           0   $   3,699,109  $      63,557  $           0   $   3,762,666
                                      =============  =============   =============  =============  =============   =============

BALANCE, June 30, 1996                $       4,933  $   4,505,471   $   3,954,530  $      68,000  $     (374,918) $   8,158,016
Net income for the six months ended
   December 31, 1996                              0              0          94,894              0              0          94,894
Cash dividends                                    0              0         (78,930)             0              0         (78,930)
Change in unrealized gain on
   securities available-for-sale,
   net of applicable deferred income
   taxes of $62,000                               0              0               0         22,000              0          22,000
Effect of contribution to fund ESOP               0              0               0              0         19,733          19,733
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, December 31, 1996            $       4,933  $   4,505,471   $   3,970,494  $      90,000  $     (355,185) $   8,215,713
                                      =============  =============   =============  =============  ==============  =============














See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Three months ended                Six months ended
                                                           December 31,                     December 31,
                                                   -----------------------------    ----------------------------
                                                            (Unaudited)                      (Unaudited)
                                                        1996           1995             1996            1995
                                                   -------------  --------------    -------------  -------------
NET INCOME (LOSS)                                  $      62,177  $     (120,480)   $      94,894  $      (84,171)
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          2,724           2,659            5,168          4,827
     Decrease (increase) in other assets                   1,772        (118,636)           8,360         (98,337)
     (Increase) decrease in interest receivable           50,396          57,405           (7,382)        21,977
     Increase in other liabilities                        42,561         149,907          133,228        148,658
     Provision for loan loss                               5,000           5,000            5,000          5,000
                                                   -------------  --------------    -------------  -------------
Cash provided (used) by operating activities             164,630         (24,145)         239,268          (2,046)
                                                   -------------  --------------    -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net (increase)
     decrease                                            188,448        (196,763)         438,448        (196,763)
   Proceeds from maturities of investments
     held to maturity                                      2,536             732            4,089          2,432
   Proceeds from sales of investments
     available-for-sale                                      -0-       1,085,405              -0-      1,085,405
   Purchase of fixed assets                               (2,803)         (8,977)          (6,333)        (10,446)
   Net (increase) in loans                              (774,350)       (159,062)      (2,620,847)        (62,049)
                                                   -------------  --------------    -------------  --------------
Cash provided (used) by investing activities            (586,169)        721,335       (2,184,643)       818,579
                                                   -------------  --------------    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of dividends                                  (39,465)            -0-          (78,930)           -0-
   Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts and
     certificates of deposit                            (430,656)        134,374         (138,002)       446,334
                                                   -------------  --------------    -------------  -------------
Cash provided (used) by financing activities            (470,121)        134,374         (216,932)       446,334
                                                   -------------  --------------    -------------  -------------

   Net increase (decrease) in cash and
     cash equivalents                                   (891,660)        831,564       (2,162,307)     1,262,867

Cash and Cash Equivalents at Beginning
   of Period                                           2,582,509       2,468,535        3,853,156      2,037,232
                                                   -------------  --------------    -------------  -------------

Cash and Cash Equivalents at End of Period         $   1,690,849  $    3,300,099    $   1,690,849  $   3,300,099
                                                   =============  ==============    =============  =============

Cash paid for:
   Interest                                        $     109,304  $      112,483    $     224,384  $     229,122
                                                   =============  ==============    =============  =============

   Income taxes                                    $      27,600  $        9,901    $      28,418  $      13,295
                                                   =============  ==============    =============  =============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarter ended December 31, 1996, includes the results of operations of HBancorporation, Inc.(the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). The unaudited information for the quarter ended December 31, 1995, consists only of the results of operations of the Bank since the Company was not in existence at such time. In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Heritage Financial Corporation for the fiscal year ended June 30, 1996. The Company changed its name from Heritage Financial Corporation to HBancorporation, Inc. on October 29, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 3 - STOCK CONVERSION,CONTINUED

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

NOTE 4 - NET INCOME PER SHARE

Net income per share of common stock for the six months ended December 31, 1996 has been computed on the basis of the weighted-average number of shares of common stock outstanding.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company was formed at the direction of Lawrenceville Federal Savings and Loan Association, the predecessor financial institution to the Bank, for the purpose of owning all the stock outstanding in the Bank. The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at December 31, 1996, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Recent Developments

On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of $61,888 which was paid to the FDIC by November 27, 1996, was accrued by the Company at September 30, 1996.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



As a result of the SAIF recapitalization, the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium will range from 0 to 27 basis points per $100 of domestic deposits. Additionally, the FDIC has imposed a Financing Corporation (FICO) assessment on SAIF-assessable deposits for the first semiannual period of 1997 equal to 6.48 basis points.

Financial Condition

For the six months ended December 31, 1996, total assets decreased approximately $12,000 from $17.24 million to $17.23 million. Assets decreased as a result of a decrease in cash and certificates of deposits offset by an increase in loans receivable. Deposits decreased by approximately $138,000 to $8.8 million at December 31, 1996, from $8.9 million at June 30, 1996. Management believes the decrease in deposits stems from higher rates offered by competitors. For the six months ended December 31, 1996, total stockholders' equity increased approximately $58,000 from $8.1 million to $8.2 million. The increase was a result of increased net interest income offset by a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Results of Operations:

Comparison of the three months ended December 31, 1996 and 1995.

General. Net income increased to $62,000 for the three months ended December 31, 1996, compared to a loss of $120,000 for the same period in 1995. The increase was primarily due to an increase in net interest income, a reduction in income tax expense, offset by an increase in general and administrative costs as a result of the conversion from a thrift to a national bank.

Interest Income. Total interest income increased by $112,000 or 42.4% to $376,000 for the three months ended December 31, 1996, compared to the same period last year. Income from loans grew by $72,000 for the three months. Investment income increased by $40,000 for the three months due primarily to higher yields on new investments.

Interest Expense. Total interest expense decreased by $4,000 for the three months ended December 31, 1996, to $116,000 compared to $120,000 in the previous three month period. The amount of deposits have decreased compared to the same period a year ago.

Net Interest Income. Net interest income before provision for loan losses increased $116,000 or 80.4% for the recent three month period compared to the same period a year ago, from $144,000 to $260,000.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month periods ended December 31, 1996 and 1995, the Bank recorded a provision for additional loan losses of $5,000. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Noninterest Income. Noninterest income remained substantially the same for the three month period ended December 31, 1996, compared with the same period in 1995.

Noninterest Expense. For the three months ended December 31, 1996, the total noninterest expense was $147,000 compared to $143,000 for the same three months in 1995. This increase is due to increased general and administrative costs as a result of the conversion from a thrift to a national bank.

Income Tax Expense. Income tax expense decreased to $48,000 during the most recent three months compared to $119,000 for the same period a year ago. The Bank recorded a deferred tax liability of approximately $103,000 in response to the probable conversion of the Association to a national bank and the subsequent failure of the thrift definitional test, during the three month period ending December 31, 1995. Tax laws in effect at that time required the Association to reverse its tax bad debt reserve to the level allowed by a national bank over a five year period. This deferred tax liability was recaptured during the three month period ending June 30, 1996.

Comparison of the six months ended December 31, 1996 and 1995.

General. Net income increased to $95,000 for the six months ended December 31, 1996, compared to a loss of $84,000 for the same period in 1995. The increase was primarily due to a $200,000 increase in net interest income, offset by a one-time FDIC assessment fee of $62,144 to recapitalize the SAIF insurance fund.

Interest Income. Total interest income increased by $200,000 or 38.4% to $723,000 for the six months ended December 31, 1996, compared to the same period last year. Income from loans grew by $114,000 for the six months. Investment income increased by $87,000 for the six months due primarily to higher yields on new investments.

Interest Expense. Total interest expense decreased by $12,000 for the six months ended December 31, 1996, to $227,000 compared to $239,000 in the previous six month period. The amount of deposits have decreased for the most recent six month period compared to the same period a year ago.

Net Interest Income. Net interest income before provision for loan losses increased $212,000 or 74.6% for the recent six month period compared to the same period a year ago, from $284,000 to $496,000.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the six month periods ended December 31, 1996 and 1995, the Bank recorded a provision for additional loan losses of $5,000. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 1996, the Bank's allowance for loan losses was $123,000 compared to $118,000 at June 30, 1996.

The Bank had no nonperforming assets at December 31, 1996 or June 30, 1996.

Noninterest Income. Noninterest income remained substantially the same for the six month period ended December 31, 1996, compared with the same period in 1995.

Noninterest Expense. For the six months ended December 31, 1996, the total noninterest expense was $331,000 compared to $224,000 for the same six months in 1995. General and administrative costs have increased approximately $40,000 as a result of the conversion from a thrift to a national bank. Deposit insurance premiums increased $68,000 for the six months ended December 31, 1996, compared with the same period in 1995. This increase is due to a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Income Tax Expense. Income tax expense decreased to $67,000 during the most recent six months compared to $143,000 for the same period a year ago. Lower taxes were the result of the recapture of deferred income taxes which had been recorded in response to the probable conversion of the Association to a national bank and the subsequent failure of the thrift definitional test. Tax laws required the Association to reverse its bad debt reserve to the level allowed by a national bank over a five year period, and record the respective income tax liability.

Capital Requirements. The Company's main sources of funds are deposits and loan and investment repayments. Other potential sources would include borrowings from the Federal Home Loan Bank of Chicago (FHLB). As a national bank, the Bank is not subject to any prescribed liquidity requirement.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1996, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at December 31, 1996 relative to the regulatory capital requirements for the Bank.

                                                                  Amount
                                                              (in thousands)
         Tier 1 Capital                                      $          5,943
         Tier 1 Capital Requirement                                       514
                                                             ----------------
         Excess                                              $          5,429
                                                             ================

         Total Risk-Based Capital                            $          6,066
         Risk-Based Capital Requirement                                   962
                                                             ----------------
         Excess                                              $          5,104
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

Item 2.         Exhibits and Reports on Form 8-K

                The Company filed a Form 8-K, dated January 7, 1997, announcing its name change to HBancorporation, Inc.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HBANCORPORATION, INC.
                                      Registrant



Date:      January 21, 1997           /s/  Kevin J. Kavanaugh
       -------------------------      -----------------------
                                      Kevin J. Kavanaugh, President and Chief
                                      Executive Officer




Date:      January 21, 1997           /s/  Cleora Gillespie
       -------------------------      -----------------------
                                      Cleora Gillespie, Secretary and Treasurer