Form 10QSB
period 1997-03-31
HBANCORPORATION INC
filed 1997-04-30
CIK 818761

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                -----------------
                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ______________________

Commission File Number:  0-27700

HBancorporation, Inc.
-------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware
-------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

37-1351506
-------------------------------------------------------------
(I.R.S. Employer identification No.)

619 12th Street, Lawrenceville, Illinois             62439
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

(618) 943-2515
-------------------------------------------------------------
(Registrant's telephone number, including area code)

         N/A
-------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { }No

As of April 25, 1997, there were 493,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

{  }   Yes                 {X}   No

                              HBANCORPORATION, INC.

                                      INDEX


                                                                                                        PAGE
Part I.  Financial Information                                                                          ----
         ---------------------
         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 1997                                 1
         and June 30, 1996

         Consolidated Statements of Income for the three months and nine months                           2
         ended March 31, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity for the                               3
         nine months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the three and nine months                              4
         ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                                                      5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition                           7-11
         and Results of Operations

Part II.  Other Information
          -----------------

         Item 1.  Legal Proceedings                                                                      12

         Item 2.  Exhibits and Reports on Form 8-K                                                       12

         Signatures                                                                                      13

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          (Unaudited)
                                                                           March 31,        June 30,
                                                                             1997             1996
                                                                       ---------------  ---------------
                         ASSETS
Cash and equivalents:
   Cash                                                                $       128,653  $       103,306
   Interest bearing deposits                                                 1,669,443        3,749,850
                                                                       ---------------  ---------------
         Total cash and cash equivalents                                     1,798,096        3,853,156

Certificates of deposit with other banks                                       163,011          601,459
Investments available for sale at fair value                                 1,063,992        2,132,044
Investments held to maturity at cost                                         1,027,031           31,684
Loans receivable, net                                                       12,772,539       10,247,277
Federal Home Loan Bank stock at cost                                            66,000           66,000
Federal Reserve Bank stock at cost                                              67,800           67,800
Accrued interest receivable                                                    148,309          139,787
Office property and equipment, net                                              42,122           42,944
Other assets                                                                    47,318           56,522
                                                                       ---------------  ---------------
         Total Assets                                                  $    17,196,218  $    17,238,673
                                                                       ===============  ===============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                                    $     2,098,394  $     1,426,133
   Money market deposit accounts                                               174,753        1,180,808
   Certificates of deposit                                                   5,894,277        6,076,221
   Certificates of deposit $100,000 and over                                   532,420          229,199
                                                                       ---------------  ---------------
         Total Deposits                                                      8,699,844        8,912,361

Other Liabilities:                                                             253,080          168,296
                                                                       ---------------  ---------------
         Total Liabilities                                                   8,952,924        9,080,657
                                                                       ---------------  ---------------
Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     493,320 issued and outstanding                                              4,933            4,933
   Additional paid in capital                                                4,505,471        4,505,471
   Retained earnings                                                         4,006,575        3,954,530
   Net unrealized appreciation on available-for-sale securities net of tax of $57,500 at March 31, 1997 and
     $43,000 at June 30, 1996                                                   81,500           68,000
   Unearned ESOP compensation                                                 (355,185)        (374,918)
                                                                       ---------------  ----------------
         Total Stockholders' Equity                                          8,243,294        8,158,016
                                                                       ---------------  ---------------

         Total Liabilities and Stockholders' Equity                    $    17,196,218  $    17,238,673
                                                                       ===============  ===============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three months ended                Nine months ended
                                                             March 31,                        March 31,
                                                   -----------------------------    ----------------------------
                                                            (Unaudited)                      (Unaudited)
                                                        1997           1996             1997            1996
                                                   -------------  --------------    -------------  -------------
INTEREST INCOME
   Loans receivable                                $     287,036  $      216,418    $     814,854  $     630,680
   Investments                                            68,755          54,159          264,119        162,517
                                                   -------------  --------------    -------------  -------------
         Total Interest Income                           355,791         270,577        1,078,973        793,197
                                                   -------------  --------------    -------------  -------------

INTEREST EXPENSE
   Interest on deposits                                  111,171         116,676          338,529        355,808
                                                   -------------  --------------    -------------  -------------
         Total Interest Expense                          111,171         116,676          338,529        355,808
                                                   -------------  --------------    -------------  -------------

         Net Interest Income                             244,620         153,901          740,444        437,389
   Provision for Loan Losses                                 -0-             -0-            5,000          5,000
                                                   -------------  --------------    -------------  -------------
         Net interest income after provision
           for loan losses                               244,620         153,901          735,444        432,389
                                                   -------------  --------------    -------------  -------------

NONINTEREST INCOME
   Gain (loss) on sale of assets                             -0-             -0-              -0-          1,299
   Customer service fees and other                         2,868             743            5,234          3,012
                                                   -------------  --------------    -------------  -------------
         Total Noninterest Income                          2,868             743            5,234          4,311
                                                   -------------  --------------    -------------  -------------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                            71,517          45,533          209,227        138,847
     Occupancy and equipment                               9,714           4,624           26,902         27,848
     Deposit insurance premium                            (1,347)          6,580           17,348         19,539
     SAIF assessment fee                                     -0-             -0-           62,144            -0-
     Computer expense                                      5,337           2,855           16,382          9,365
     Legal expense                                         6,000             -0-           40,785          4,721
     Other                                                32,771          16,565           82,673         99,476
                                                   -------------  --------------    -------------  -------------
         Total Noninterest Expenses                      123,992          76,157          455,461        299,796
                                                   -------------  --------------    -------------  -------------

INCOME (LOSS) BEFORE INCOME TAX                          123,496          78,487          285,217        136,904

Income Tax Expense                                        47,950          30,705          114,777        173,297
                                                   -------------  --------------    -------------  -------------

NET INCOME (LOSS)                                  $      75,546  $       47,782    $     170,440  $     (36,393)
                                                   =============  ==============    =============  ==============

Net income per share based on weighted
   average shares outstanding of 455,836,
   for 1997                                        $        0.17             N/A    $        0.37            N/A
                                                   =============  ==============    =============  =============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                     Unrealized       Unearned
                                         Common          Paid in       Retained      Gain (Loss)       Compen-         Total
                                          Stock          Capital       Earnings      Securities        sation         Equity
                                      -------------  -------------   -------------  -------------  -------------   -------------
BALANCE, June 30, 1995                $           0  $           0   $   3,783,280  $      51,157  $           0   $   3,834,437
Net (loss) for the nine months
   ended March 31, 1996                           0              0         (36,393)             0              0         (36,393)
Proceeds from issuance of
   common stock                               4,933      4,517,272               0              0       (394,650)      4,127,555
Change in net unrealized gain on
   securities available-for-sale,
   net of applicable deferred income
   taxes of $45,113                               0              0               0         11,141              0          11,141
Effect of contribution to fund ESOP               0              0               0              0            833             833
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, March 31, 1996               $       4,933  $   4,517,272   $   3,746,887  $      62,298  $    (393,817)  $   7,937,573
                                      =============  =============   =============  =============  ==============  =============

BALANCE, June 30, 1996                $       4,933  $   4,505,471   $   3,954,530  $      68,000  $    (374,918)  $   8,158,016
Net income for the nine months
   ended March 31, 1997                           0              0         170,440              0              0         170,440
Dividends declared                                0              0        (118,395)             0              0        (118,395)
Change in unrealized gain on
   securities available-for-sale,
   net of applicable deferred income
   taxes of $62,000                               0              0               0         13,500              0          13,500
Effect of contribution to fund ESOP               0              0               0              0         19,733          19,733
                                      -------------  -------------   -------------  -------------  -------------   -------------

BALANCE, March 31, 1997               $       4,933  $   4,505,471   $   4,006,575  $      81,500  $    (355,185)  $   8,243,294
                                      =============  =============   =============  =============  ==============  =============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three months ended                Nine months ended
                                                             March 31,                        March 31,
                                                   -----------------------------    ----------------------------
                                                            (Unaudited)                      (Unaudited)
                                                        1997           1996             1997            1996
                                                   -------------  --------------    -------------  -------------
NET INCOME (LOSS)                                  $      75,546  $       47,782    $     170,440  $     (36,393)
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          2,887           1,116            8,055          5,943
     Decrease (increase) in other assets                     844          50,195            9,204        (14,143)
     (Increase) decrease in interest receivable           (1,140)        (24,626)          (8,522)        (2,649)
     Increase in other liabilities                        52,841         409,267          186,069        223,703
     Provision for loan loss                                 -0-             -0-            5,000          5,000
     (Gain)loss on sale of assets                            -0-             -0-              -0-         (1,299)
                                                   -------------  --------------    -------------  -------------
Cash provided (used) by operating activities             130,978         483,734          370,246        180,162
                                                   -------------  --------------    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net (increase)
     decrease                                                -0-        (345,000)         438,448       (541,763)
   Proceeds from maturities of investments
     held to maturity                                        564           5,622            4,653         14,983
   Proceeds from sales of investments
     available-for-sale                                      -0-           9,100              -0-      1,085,405
   Purchase of investments available-for-sale                -0-         (57,786)             -0-        (57,786)
   Purchase of fixed assets                                 (900)            -0-           (7,233)       (10,445)
   Net (increase) in loans                                90,585        (568,794)      (2,530,262)      (630,843)
                                                   -------------  --------------    -------------  -------------
Cash provided (used) by investing activities              90,249        (956,858)      (2,094,394)      (140,449)
                                                   -------------  --------------    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of dividends                                  (39,465)            -0-         (118,395)           -0-
   Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts and
     certificates of deposit                             (74,515)      3,209,048         (212,517)     3,959,078
                                                   -------------  --------------    -------------  -------------
Cash provided (used) by financing activities            (113,980)      3,209,048         (330,912)     3,959,078
                                                   -------------  --------------    -------------  -------------

   Net increase (decrease) in cash and
     cash equivalents                                    107,247       2,735,924       (2,055,060)     3,998,791

Cash and Cash Equivalents at Beginning
   of Period                                           1,690,849       3,300,099        3,853,156      2,037,232
                                                   -------------  --------------    -------------  -------------

Cash and Cash Equivalents at End of Period         $   1,798,096  $    6,036,023    $   1,798,096  $   6,036,023
                                                   =============  ==============    =============  =============

Cash paid for:
   Interest                                        $     112,893  $      123,096    $     337,277  $     352,219
                                                   =============  ==============    =============  =============

   Income taxes                                    $      45,000  $        1,840    $      37,418  $      28,033
                                                   =============  ==============    =============  =============

Non-Cash Investing and Financing Activities:
   Deposits transferred to stock and paid-in
   capital in connection with stock conversion
   net of expenses totaling $410,995               $         -0-  $    4,128,388    $         -0-  $   4,128,388
                                                   =============  ==============    =============  =============

See notes to consolidated financial statements.
                                       -4-

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarter ended March 31, 1997 and 1996, includes the results of operations of HBancorporation, Inc.(the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Heritage Financial Corporation for the fiscal year ended June 30, 1996. The Company changed its name from Heritage Financial Corporation to HBancorporation, Inc. on October 29, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996



NOTE 3 - STOCK CONVERSION,CONTINUED

Concurrent with the conversion, the board of directors approved the adoption of the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP qualifies under Sections 401(a) and 501(a) of the Internal Revenue Code, eligibility is based on hours of service, date of hire, and age. Contributions to the ESOP are determined by the board of directors, in the form of cash or the Company's common stock. No employee contributions are accepted. Contributions are allocated based on the ratio of the participant's compensation to total compensation of all participants. Participant's account balances are fully vested after five years of service.

NOTE 4 - NET INCOME PER SHARE

Net income per share of common stock for the nine months ended March 31, 1997 has been computed on the basis of the weighted-average number of shares of common stock outstanding.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company was formed at the direction of Lawrenceville Federal Savings and Loan Association, the predecessor financial institution to the Bank, for the purpose of owning all the stock outstanding in the Bank. The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at March 31, 1997, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Financial Condition

For the nine months ended March 31, 1997, total assets decreased approximately $42,000 from $17.24 million to $17.20 million. Assets decreased as a result of a decrease in cash and certificates of deposits offset by an increase in loans receivable. Deposits decreased by approximately $213,000 to $8.7 million at March 31, 1997, from $8.9 million at June 30, 1996. Management believes the decrease in deposits stems from higher rates offered by competitors. For the nine months ended March 31, 1997, total stockholders' equity increased approximately $85,000 from $8.1 million to $8.2 million. The increase was a result of increased net interest income offset by a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Results of Operations:

Comparison of the three months ended March 31, 1997 and 1996.

General. Net income increased to $76,000 for the three months ended March 31, 1997, compared to $48,000 for the same period in 1996. The increase was primarily due to an increase in net interest income, offset by an increase in general and administrative costs as a result of the conversion from a thrift to a national bank, and an increase in income tax expense.

Interest Income. Total interest income increased by $85,000 or 31.5% to $356,000 for the three months ended March 31, 1997, compared to the same period last year. Income from loans grew by $71,000 for the three months. Investment income increased by $14,000 for the three months due primarily to higher yields on new investments.

Interest Expense. Total interest expense decreased by $6,000 for the three months ended March 31, 1997, to $111,000 compared to $117,000 in the previous three month period. The amount of deposits have decreased compared to the same period a year ago.

Net Interest Income. Net interest income before provision for loan losses increased $91,000 or 58.9% for the recent three month period compared to the same period a year ago, from $154,000 to $245,000.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month periods ended March 31, 1997 and 1996, no loan loss provision was recorded. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Noninterest Income. Noninterest income remained substantially the same for the three month period ended March 31, 1997, compared with the same period in 1996.

Noninterest Expense. For the three months ended March 31, 1997, the total noninterest expense was $124,000 compared to $76,000 for the same three months in 1996. This increase is due to increased general and administrative costs as a result of becoming a public company.

Income Tax Expense. Income tax expense increased to $48,000 during the most recent three months compared to $31,000 for the same period a year ago. The Bank recorded a deferred tax liability of approximately $103,000 in response to the probable conversion of the Association to a national bank and the subsequent failure of the thrift definitional test, during the three month period ending December 31, 1995. Tax laws in effect at that time required the Association to reverse its tax bad debt reserve to the level allowed by a national bank over a five year period. This deferred tax liability was recaptured during the three month period ending June 30, 1996.

Comparison of the nine months ended March 31, 1997 and 1996.

General. Net income increased to $170,000 for the nine months ended March 31, 1997, compared to a loss of $36,000 for the same period in 1996. The increase was primarily due to a $303,000 increase in net interest income, offset by a one-time FDIC assessment fee of $62,144 to recapitalize the SAIF insurance fund.

Interest Income. Total interest income increased by $286,000 or 36.0% to $1,079,000 for the nine months ended March 31, 1997, compared to the same period last year. Income from loans grew by $184,000 for the nine months. Investment income increased by $102,000 for the nine months due primarily to higher yields on new investments.

Interest Expense. Total interest expense decreased by $17,000 for the nine months ended March 31, 1997, to $339,000 compared to $356,000 in the previous nine month period. The amount of deposits have decreased for the most recent nine month period compared to the same period a year ago.

Net Interest Income. Net interest income before provision for loan losses increased $303,000 or 69.3% for the recent nine month period compared to the same period a year ago, from $437,000 to $740,000.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the nine month period ended March 31, 1997 and 1996, the Bank recorded a provision for additional loan losses of $5,000. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 1997, the Bank's allowance for loan losses was $123,000 compared to $118,000 at June 30, 1996.

The Bank had no nonperforming assets at March 31, 1997 or June 30, 1996.

Noninterest Income. Noninterest income remained substantially the same for the nine month period ended March 31, 1997, compared with the same period in 1996.

Noninterest Expense. For the nine months ended March 31, 1997, the total noninterest expense was $455,000 compared to $300,000 for the same nine months in 1996. General and administrative costs have increased approximately $40,000 as a result of becoming a publicly traded company. Deposit insurance premiums increased $60,000 for the nine months ended March 31, 1997, compared with the same period in 1996. This increase is due to a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Income Tax Expense. Income tax expense decreased to $115,000 during the most recent nine months compared to $173,000 for the same period a year ago. Lower taxes were the result of the recapture of deferred income taxes which had been recorded in response to the probable conversion of the Association to a national bank and the subsequent failure of the thrift definitional test. Tax laws required the Association to reverse its bad debt reserve to the level allowed by a national bank over a five year period, and record the respective income tax liability.

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

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At March 31, 1997, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 1997 relative to the regulatory capital requirements for the Bank.

                                                                Amount
                                                            (in thousands)
                                                           ----------------
         Tier 1 Capital                                    $          6,017
         Tier 1 Capital Requirement                                     513
                                                           ----------------
         Excess                                            $          5,504
                                                           ================

         Total Risk-Based Capital                          $          6,140
         Risk-Based Capital Requirement                                 964
                                                           ----------------
         Excess                                            $          5,176
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

Item 2.         None

                The Company filed a Form 8-K, dated January 7, 1997, announcing its name change to HBancorporation, Inc.

Item 3.         None.

Item 4.         Submission of Matters to a Vote of Security Holders.

(a) On April 28, 1997, HBancorporation, Inc. (the "Company") held a Special Meeting of Stockholders to approve (i) the adoption of the Company's 1997 Stock Option and Incentive Plan and (ii) the adoption of the Company's Recognition and Retention Plan.

(b) At that meeting, the stockholders voted on the following matters:

     (i) The approval of the 1997 Stock Option and Incentive Plan;

                                                                       BROKER
    VOTES:       FOR         AGAINST               ABSTAIN             NON-VOTES
    ------       ---         -------               -------             ---------

               312,025       14,700                  625                  -0-



     (ii) The approval of the Recognition and Retention Plan


                                                                       BROKER
    VOTES:       FOR         AGAINST               ABSTAIN             NON-VOTES
    ------       ---         -------               -------             ---------

               310,725       16,000                  625                  -0-


         Accordingly, both proposals were approved by the Company's
Stockholders.

Item 5.         None.

Item 6.         Exhibits and Reports on Form 8-K

                                   SIGNATURES
                                   ----------



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HBANCORPORATION, INC.
                                      Registrant



Date: April 30, 1997                  /s/  Kevin J. Kavanaugh
      --------------------            -----------------------------------------
                                      Kevin J. Kavanaugh, President and Chief
                                      Executive Officer




Date: April 30, 1997                  /s/  Cleora Gillespie
      --------------------            -----------------------------------------
                                      Cleora Gillespie, Secretary and Treasurer