Form 10KSB
period 1997-06-30
HBANCORPORATION INC
filed 1997-09-26
CIK 818761

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended June 30, 1997
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                        -----------     --------------
         Commission file number 0-27700


                             HBANCORPORATION, INC
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


            Delaware                                  37-1351506
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



619 12th Street, Lawrenceville, Illinois                                62439
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (618) 943-2515
                                                     --------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. YES X . NO    .
                 ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$1,426,531.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 1997, was approximately $5.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of June 30, 1997, there were 491,420 shares issued and outstanding of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Parts II of Form 10-KSB - Annual Report to Stockholders for the
                       fiscal year ended June 30, 1997.

           Part III of Form 10-KSB - Portions of Proxy Statement for 1997 Annual Meeting of Stockholders.

                                    PART I


Item 1.           Description of Business

General

         The Company. HBancorporation, Inc. (the "Company") was formed in December 1995 by Lawrenceville Federal Savings and Loan Association (the "Association"), the predecessor institution to Heritage National Bank (the "Bank"). The acquisition of the Association (and subsequently the Bank) by the Company was consummated on March 29, 1996, in connection with the Association's conversion from the mutual to the stock form. All references to the Company prior to March 29, 1996, except where otherwise indicated, are to the Bank.

         At June 30, 1997, the Company had $17.8 million of assets and stockholders' equity of $8.3 million (or 46.7% of total assets).

         The executive offices of the Company are located at 619 12th Street, Lawrenceville, Illinois 62439, and its telephone number at that address is
(618) 943-2515.

         The activities of the Company itself have been limited to interest-bearing deposits at financial institutions and a note receivable from the Bank's Employee Stock Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Bank.

         The Bank. The Bank is a national bank headquartered in Lawrenceville, Illinois. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Bank's primary market area is Lawrence County, Illinois and Knox County, Indiana, which is serviced through its office in Lawrenceville, Illinois.

         The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits to originate mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial business loans and financing leases, commercial real estate loans, consumer loans and multi-family real estate loans. At June 30, 1997, at least 62.6% of the Bank's real estate mortgage loans were secured by properties located in Illinois.

Lending Activities

         Market Area. The Company's office is located at 619 12th Street, Lawrenceville, Illinois. Through this office the Company primarily serves Lawrence County, Illinois and Knox County, Indiana.

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial business and financing loans, commercial real estate loans, consumer loans and multi-family real estate loans. At June 30, 1997, the Bank's gross loans outstanding totaled $13.9 million, of which $5.8 million or 41.7% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, all were short-term to intermediate-term fixed-rate loans. At that same date, commercial business loans totaled $3.0 million or 21.6% of the Bank's total loan portfolio, commercial real estate loans totaled $3,419,000 or 24.6% of the Bank's total loan portfolio, consumer loans totaled $971,000 or 7.0% of the Bank's total loan portfolio, finance leases totaled $146,000 or 1.0% of the Bank's total loan portfolio, and multi-family real estate loans totaled $187,000 or 1.3% of the Bank's total loan portfolio.

         Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process and allowances for losses) as of the dates indicated. All loans are fixed-rate loans.


                                                                                 June 30,
                                       ------------------------------------------------------------------------
                                               1993                     1994                     1995
                                       ----------------------   -------------------    ----------------------
                                       Amount      Percent      Amount      Percent      Amount      Percent
                                       ------      -------      ------      -------      ------      -------
                                                                                        (Dollars in Thousands)
Real Estate Loans:
 One- to four-family................     $ 7,644       78.85%    $ 6,251     65.26%     $  6,704      69.10%
 Commercial.........................         804        8.29         838      8.74           969       9.99
 Multi-family.......................          57         .59          40       .42           156       1.61
 Construction.......................         ---         ---         222      2.32           ---        ---
                                        --------      ------    --------    ------      --------     ------
     Total real estate loans........       8,505       87.73       7,351     76.74         7,829      80.70
                                        --------      ------    --------    ------      --------     ------

Other Loans:
 Consumer Loans:
  Deposit account...................          45         .46          93       .97             7        .07
  Unsecured.........................         173        1.78         116      1.21           150       1.55
  Secured...........................         250        2.59         396      4.14           256       2.64
                                        --------      ------    --------    ------      --------     ------
     Total consumer loans...........         468        4.83         605      6.32           413       4.26
                                        --------      ------    --------    ------      --------     ------
 Commercial business loans..........         721        7.44       1,264     13.19         1,169      12.04
 Financing leases...................         ---         ---         359      3.75           291       3.00
                                        --------                --------                --------
     Total other loans..............       1,189                   2,228                   1,873

Less:
 Loans in process...................         150                      98                     ---
 Allowance for losses...............         113                     113                     113
                                        --------                --------                --------
 Total loans receivable, net........    $  9,431                $  9,368                $  9,589
                                        ========                ========                ========



                                                        June 30,
                                       ---------------------------------------------
                                                  1996                     1997
                                        --------------------     -------------------
                                         Amount      Percent     Amount     Percent
                                         ------      -------     ------     -------
                                                   (Dollars in Thousands)
Real Estate Loans:
 One- to four-family................    $ 7,175       66.40%     $ 5,801       41.66%
 Commercial.........................        702        6.50        3,419       24.55
 Multi-family.......................        206        1.91          187        1.34
 Construction.......................        101         .93          433        3.11
                                       --------      ------      -------    --------
     Total real estate loans........      8,184       75.74        9,840       70.66
                                         ------      ------      -------    --------

Other Loans:
 Consumer Loans:
  Deposit account...................         10         .09           21         .15
  Unsecured.........................        148        1.37          207        1.49
  Secured...........................        268        2.48          743        5.33
                                       --------      ------      -------    --------
     Total consumer loans...........        426        3.94          971        6.97
                                       --------      ------      -------    --------
 Commercial business loans..........      1,975       18.28        2,969       21.32
 Financing leases...................        220        2.04          146        1.05
                                       --------                  -------
     Total other loans..............      2,621                    4,086

Less:
 Loans in process...................        440                      291
 Allowance for losses...............        118                      128
                                       --------                 --------
 Total loans receivable, net........   $ 10,247                 $ 13,507
                                       ========                 ========


         The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                            Real Estate
                          -----------------------------------------------
                                                      Multi-family and
                           One- to Four-Family           Commercial             Financing Leases
                          --------------------      ---------------------     --------------------
                                      Weighted                  Weighted                  Weighted
                                       Average                   Average                   Average
                          Amount        Rate        Amount        Rate        Amount        Rate
                          ------      --------      ------      --------      ------      --------
                                                    (Dollars in Thousands)
   Due During
  Years Ending
     June 30,
  ------------
1998(1)...............    $1,080        8.69%       $5,331        9.39%         $78         4.79%
1999..................       783        9.45           676        8.73           68         4.79
2000 .................     1,434        9.39           808        8.55          ---          ---
2001 and 2002.........         4        8.50           ---         ---          ---          ---










                                                           Commercial
                                 Consumer                   Business                    Total
                            --------------------      --------------------      --------------------
                                        Weighted                  Weighted                  Weighted
                                         Average                   Average                   Average
                            Amount        Rate        Amount        Rate        Amount        Rate
                            ------      --------      ------      --------      ------      --------
                                       (Dollars in Thousands)
   Due During
  Years Ending
     June 30,
  ------------
1998(1)...............      $680          9.78%       $2,984       10.25%      $10,153        9.56%
1999..................       ---          ---            ---         ---         1,527        8.92
2000 .................       ---          ---            ---         ---         2,242        9.09
2001 and 2002.........       ---          ---            ---         ---             4        8.50


-----------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after June 30, 1998 which have predetermined interest rates is $3.8 million, while there are no loans due after such dates which have floating or adjustable interest rates.

         Underwriting Standards. All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and, if applicable, property valuations. Properties securing real estate loans made by the Bank are generally appraised by Board-approved independent appraisers. In the loan approval process, the Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

         The Bank requires evidence of marketable title and lien position or appropriate title insurance on all loans secured by real property. The Bank also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

         Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At June 30, 1997, the Bank's one- to four-family residential mortgage loans totaled $5.8 million, or 41.7%, of the Bank's gross loan portfolio.

         The Bank currently offers only fixed-rate balloon mortgage loans for terms of three and five years, and with amortization of up to 30 years. For the year ended June 30, 1997, the Bank originated $8,801,000 of loans of which $1,475,000 or 16.8% of originations were one- to four-family residential mortgage loans, all of which were secured by one- to four-family residential real estate located in the Bank's market area. See "- Originations, Purchases and Sales of Loans."

         The Bank will lend up to 90% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, as applicable. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank customarily contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

         The loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the FHLMC. Accordingly, such loans may be sold in the secondary market. Under current policy, the Bank originates these loans for its portfolio. See "- Originations, Purchases and Sales of Loans."

         Commercial Business and Finance Lease Lending. The Bank also originates commercial business loans and finance leases. For the year ended June 30, 1997 approximately $3.1 million, or 22.4% of the Bank's gross loan portfolio, was comprised of commercial business loans and finance leases, all of which were performing in accordance with their terms at that date. The largest commercial business loan was for $329,119 for general operating expenses secured by inventory and equipment of which $370,000 was outstanding at June 30, 1997. The largest finance lease was for $328,000 secured by hospital equipment of which $146,000 was outstanding at June 30, 1997.

         The Bank offers only fixed-rate balloon commercial business loans with terms up to six months and with amortization schedules of up to 20 years. The Bank's financing lease is a fixed-rate loan with a maturity schedule of five years. The Bank will generally lend up to 80% of the value of the collateral securing a commercial business loan or finance lease, although the Bank has occasionally originated unsecured commercial credits. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and financing lease loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and financing lease loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent, in part, upon the general economic environment). The Bank's commercial business and financing lease loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         The Bank's commercial business and financing lease lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of The Bank's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than residential mortgage loans. The Bank requires personal guaranties of corporate borrowers.

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. For the year ended June 30, 1997 approximately $3,419,000, or 24.6% of the Bank's gross loan portfolio, was comprised of commercial real estate loans, all of which were performing at that date. The largest commercial real estate loan was for $462,000 secured primarily by an office building in Monroe County, Indiana.

         The Bank offers only fixed-rate balloon commercial real estate loans for terms of six months, three years and five years, and with amortization schedules of up to 20 years. The Bank will lend up to 80% of the value of the collateral securing the loan. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank requires personal guaranties of corporate borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

         Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, boats and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area to existing or past customers. For the year ended June 30, 1997, the Bank's consumer loan portfolio totaled $971,000, or 7.0% of its gross loan portfolio.

         Generally, consumer loans are for terms of six months and with amortization schedules of up to five years. Such loans are generally limited to 80% or less of the value of the collateral, if any, securing the loan.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, all of the Bank's consumer loans were performing in accordance with their terms. See "- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

         Multi-Family Lending. The Bank offers fixed-rate balloon multi-family loans for terms of six months, three years and five years, and with amortization schedules of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. For the year ended June 30, 1997, the Bank had $187,000 of multi-family real estate loans or 1.3% of the Bank's gross loan portfolio none of these loans were non-performing at that date.

         Multi-family lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending. This greater risk in multi-family lending is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Construction or Development Lending

         The Bank offers construction loans to both builders and individuals for the construction of one- to four-family residences or commercial buildings. Currently, such loans are offered with fixed-rates of interest. Following the construction period, these loans may become permanent loans, with terms of six months, three years, and five years and with maturity schedules of up to 30 years for residential property and 20 years for commercial property. For the year ended June 30, 1997, the Bank's construction loan portfolio totaled $433,000 or 3.1% of its gross loan portfolio.

         Construction lending is generally considered to involve a higher level of credit risk since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

Originations, Purchases and Sales of Loans

         Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources.

         While the Bank currently originates only fixed-rate balloon loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year June 30, 1997, the Bank originated $8,801,000 in fixed-rate loans.

         The Bank from time-to-time has sold through participations fixed rate commercial business and real estate loan originations as part of its management policies. During the fiscal year ended June 30, 1997, the Bank sold $530,000 in fixed rate commercial business loans. Sales of these loans generally are beneficial to the Bank since these sales provide funds for additional lending and other investments and increase liquidity.

         Recently, loan purchases have been a significant portion of the Bank's net new loans. During fiscal 1997, the Bank purchased either whole loans and participations of loans of $651,000 originated by other lenders located in Lawrence County, Illinois. These loan purchases consisted of commercial business loans. At June 30, 1997, all of these loans were performing in accordance with their terms. See "- Non-Performing Assets and Classified Assets." The Bank employs the same underwriting standards for purchased loans as for loans originated by the Bank.

         The following table shows the loan origination and repayment activities of the Bank for the periods indicated.



                                                          Year Ended June 30,
                                                      -------------------------
                                                        1995     1996     1997
                                                        ----     ----     ----
                                                            (In Thousands)
Originations by type:
 Fixed rate:
  Real estate - one- to four-family ...............   $  976   $  726   $1,475
              - commercial ........................     --        653    2,628
              - multi-family ......................       50       85     --
              - construction ......................      240      474    1,381
  Non-real estate - consumer ......................      171      705      793
                  - commercial business ...........      214    1,387    2,524
                  - financing leases ..............     --       --       --
                                                      ------   ------   ------
         Total fixed-rate .........................    1,651    4,030    8,801
                                                      ------   ------   ------
         Total loans originated ...................    1,651    4,030    8,801
                                                      ------   ------   ------

Purchases:
  Real estate - one- to four-family ...............      337     --       --
              - commercial ........................     --        190     --
  Non-real estate - consumer ......................       42     --       --
                  - commercial business ...........      460      589      651
                                                      ------   ------   ------
         Total loans purchased ....................      839      779      651
                                                      ------   ------   ------
         Total purchased ..........................      839      779      651
                                                      ------   ------   ------

Sales and Repayments:
Real estate - commercial ..........................     --         81      530
Non-real estate - commercial business .............       60      409     --
                                                      ------   ------   ------
         Total loans sold .........................       60      490      530
Mortgage-backed securities ........................        9       10        7
                                                      ------   ------   ------
Principal repayments ..............................    2,209    3,643    5,663
                                                      ------   ------   ------
         Total reductions .........................    2,278    3,653    6,200
                                                      ------   ------   ------
         Net increase (decrease) ..................   $  212   $  666   $3,252
                                                      ======   ======   ======


Asset Quality

         General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 60 days delinquent, the loan will be referred to the Bank's legal counsel for collection.

         When a loan becomes more than 90 days delinquent or is otherwise impaired, the Bank will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status until it has performed in accordance with its terms for at least six months.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under applicable consumer protection laws.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.


                                  Loans Delinquent For:
                                       60-89 Days                   Total Delinquent Loans
                              -----------------------------------------------------------------
                                                     Percent                            Percent
                                                     of Loan                            of Loan
                              Number     Amount     Category     Number      Amount    Category
                              ------     ------     --------     ------      ------    --------
                                                   (Dollars in Thousands)

Real Estate:
One- to four-family........     1        $ 9          .16%        1           $ 9        .16%
                              ---        ---                     --           ---

     Total.................     1        $ 9          .16%        1           $ 9        .16%
                              ===        ===                     ==           ===


         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. For all periods presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.


                                                                              June 30,
                                                ---------------------------------------------------------------
                                                     1993         1994          1995         1996          1997
                                                ---------------------------------------------------------------
                                                                       (Dollars in Thousands)
Accruing loans delinquent more than 90 days:
  One- to four-family..........................    $  15       $  ---        $  ---       $  ---        $  ---
                                                   -----       ------        ------       ------        ------
     Total.....................................    $  15       $  ---        $  ---       $  ---        $  ---
                                                   -----       ------        ------       ------        ------

Total non-performing assets....................    $  15       $  ---        $  ---       $  ---        $  ---
                                                   =====       ======        ======       ======        ======
Total as a percentage of total assets..........      .12%         ---%          ---%         ---%          ---%
                                                     ===          ===           ===          ===           ===


         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency ("OCC") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of none of its assets as substandard, none as doubtful, and none as loss. At June 30, 1997, total classified assets comprised $0, or 0% of the Bank's capital, or 0% of the Bank's total assets.

         Other Loans of Concern. As of June 30, 1997, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. As discussed in Note 1 to the financial statements, the Bank adopted SFAS No. 114 as amended by SFAS No. 118. Under these standards, impaired loans are to be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Homogeneous loans, such as single-family loans and most categories of consumer loans, are excluded from this requirement. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The adoption of SFAS 114 as amended by

SFAS 118 did not have a material impact on the comparability of the credit risk tables presented herein. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.


         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1997, the Bank had no real estate properties acquired through foreclosure.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1997, the Bank had a total allowance for loan losses of $128,000, representing .95% of the Bank's loans, net. The additional provision was recorded because of the increase in the volume of commercial loans. See Note 3 of the Notes to Financial Statements.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                                        June 30,
                      ------------------------------------------------------------------------------------------------------
                                     1993                              1994                              1995
                      ---------------------------------   ------------------------------   ---------------------------------
                                              Percent                           Percent                           Percent
                                              of Loans                          of Loans                          of Loans
                                      Loan    in Each                   Loan    in Each                   Loan    in Each
                        Amount of    Amounts  Category    Amount of    Amounts  Category    Amount of    Amounts  Category
                        Loan Loss      by     to Total    Loan Loss      by     to Total    Loan Loss      by     to Total
                        Allowance   Category     Loans    Allowance   Category     Loans    Allowance   Category     Loans
                      ------------ ---------- --------------------------------- --------------------------------- ----------
                                                                                                     (In thousands)
One- to four-family...   $ 90       $7,644      78.90%      $ 90      $6,251     65.30%       $ 90       $6,704      69.10%
Commercial real
  estate..............      9          804       8.30          9         838      8.80           9          969      10.00
Multi-family..........      1           57        .60          1          40       .40           1          156       1.60
Construction..........    ---          ---        ---        ---         222      2.30         ---          ---        ---
Consumer..............      4          468       4.80          4         605      6.30           4          413       4.30
Commercial
  business............      8          721       7.40          8       1,264     13.20           8        1,169      12.00
Unallocated...........      1          ---        ---          1         ---       ---           1          ---        ---
Financing leases......    ---          ---        ---        ---         359      3.70         ---          291       3.00
                        -----     --------       ----     ------     -------    ------      ------       ------     ------
     Total............   $113       $9,694     100.00%      $113      $9,579    100.00%       $113       $9,702     100.00%
                         ====       ======     ======       ====      ======    ======        ====       ======     ======

                       ------------------------------------------------------------------
                                     1996                               1997
                       --------------------------------- --------------------------------
                                              Percent                           Percent
                                              of Loans                          of Loans
                                      Loan    in Each                   Loan    in Each
                         Amount of   Amounts  Category     Amount of   Amounts  Category
                         Loan Loss     by     to Total     Loan Loss     by     to Total
                         Allowance  Category     Loans     Allowance  Category   Loans
                       ---------------------- ---------- ----------- --------------------


One- to four-family...   $ 92      $ 7,175      66.40%      $ 92     $ 5,801     41.66%
Commercial real
  estate..............     10          702       6.50         14       3,419     24.55
Multi-family..........      1          206       1.91          1         187      1.34
Construction..........                 ---     101.93          2         433      3.11
Consumer..............      4          426       3.94          4         971      6.97
Commercial
  business............     10        1,975      18.28         14       2,969     21.32
Unallocated...........      1          ---        ---          1         ---       ---
Financing leases......    ---          220       2.04        ---         146      1.05
                        -----      -------    -------     ------    --------   -------
     Total............   $118      $10,805     100.00%      $128     $13,926    100.00%
                         ====      =======     ======       ====     =======    ======

         The following table sets forth an analysis of the Bank's allowance for loan losses.



                                                                         Year Ended June 30,
                                                  ------------------------------------------------------------
                                                      1993         1994         1995         1996         1997
                                                  ------------------------- ----------------------------------
                                                                       (Dollars in Thousands)

Balance at beginning of period....................  $ 113        $  113        $ 113         $ 113       $ 118

Provision for loan losses.........................     47           ---           10             5          10
                                                    -----       -------        -----        ------      ------

Charge-offs:
  One- to four-family.............................    (47)          ---          ---           ---         ---
  Multi-family....................................    ---           ---          (10)          ---         ---
                                                    -----       -------        -----       -------     -------
                                                      (47)          ---          (10)          ---         ---
                                                    -----       -------        -----       -------     -------

Net charge-offs...................................    (47)          ---          (10)          ---         ---
                                                    -----       -------       ------       -------      ------
Balance at end of period..........................  $ 113         $ 113        $ 113        $  118       $ 128
                                                    =====         =====        =====        ======       =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period......   .50%          ---%         .10%          ---%        ---%
                                                    ====        ======         ====        ======      ======

Ratio of net charge-offs during the period to
 average non-performing assets....................   ---%          ---%         ---%          ---%        ---%
                                                    ====        ======        =====        ======      ======

Investment Activities

         General. National banking associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in certain investment securities and mutual funds whose assets conform to the investments that a national bank is authorized to make directly.

         Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Investment Securities. For the year ended June 30, 1997, the Bank's investment securities (including a $133,800 investment in the common stock of the Federal Reserve Bank of St. Louis and the Federal Home Loan Bank of Chicago ("FHLB")) totaled $2.3 or 12.7% of its total assets. It has been the Bank's general policy to invest in mutual funds backed by U.S. government securities and federal agency obligations and other investment securities. As of June 30, 1997, the Bank held $191,000 in Federal Home Loan Mortgage Corporation stock. See Note 2 of the Notes to Financial Statements.

         National Banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $935,000 as of June 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 1997, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investments and mortgage-backed securities at the dates indicated. See Notes 2 and 3 of the Notes to Financial Statements.



                                                                                    At June 30,
                                                  --------------------------------------------------------------------------------
                                                            1995                       1996                      1997
                                                  ------------------------- -------------------------- ---------------------------
                                                      Book           % of         Book         % of          Book           % of
                                                      Value          Total        Value        Total         Value          Total
                                                      -----          -----        -----        -----         -----          -----
                                                                              (Dollars in Thousands)
Securities:
  Mutual funds....................................   $  953         28.48%     $  ---            ---%       $  ---            ---%
  FHLMC common stock..............................      220          6.57         116           1.75           191           5.14
  FHLB securities.................................      ---         ---           990          14.89         1,003          26.98
  FRB stock.......................................      ---         ---            68           1.02            68           1.83
  FHLB stock......................................       75          2.24          66            .99            66           1.77
                                                     ------         -----      ------          -----        ------          -----
     Total equity securities and FHLB stock.......   $1,248         37.29%     $1,240          18.65%       $1,328          35.72%
                                                     ======         =====      ======          =====        ------          -----

Other interest-earning assets:
  Interest-bearing deposits with banks(1).........   $2,057         61.46%     $4,351          65.45%      $ 1,458          39.21%
                                                     ------        ------      ------          -----       -------          -----
     Total........................................   $2,057         61.46%     $4,351          65.45%      $ 1,458          39.21%
                                                     ======        ======      ======          =====       -------          -----

Mortgage-backed securities:
  FHLMC pool......................................   $  ---           ---%     $1,025          15.42%      $   907          24.40
  GNMA............................................       42          1.25          32            .48            25            .67%
                                                     ------       -------      ------          -----       -------          -----
     Total mortgage-backed securities.............   $   42          1.25%     $1,057          15.90%      $   932          25.07%
                                                     ======       =======      ======          =====       -------          -----

______________________
(1) Comprised substantially of over-night deposits with the FHLB-Chicago.

         The Bank's investment securities portfolio at June 30, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         The Bank's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require savings associations to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At June 30, 1997, the Bank classified investments in FHLMC as available for sale. See Note 2 of the Notes to Financial Statements.

         Mortgage-backed Securities. The Bank has historically invested primarily in government agency obligations, which are backed by the full faith and credit of the U.S. Government. At June 30, 1997, the Bank's investment in mortgage-backed securities totaled $932,000 or 5.24% of its total assets. The market value of the Bank's mortgage-backed securities was $3,990 more than their carrying value at June 30, 1997. At June 30, 1997, the Bank's GNMA securities have been classified as held-to-maturity, and the FHLMC pool has been classified as available-for-sale. See Note 2 of the Notes to Financial Statements.

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at June 30, 1997.

                                                            Due in                             June 30,
                                ------------------------------------------------------------     1997
                                  6 Months     6 Months      1 to        3 to 5     5 to 10     Balance
                                   or Less     to 1 Year    3 Years       Years      Years    Outstanding
                                ------------ ------------------------------------- ----------------------
                                                               (In Thousands)
Mortgage-backed securities......   $66          $66         $396        $268         $136         $932
                                   ---          ---         ----        ----         ----         ----

     Total......................   $66          $66         $396        $268         $136         $932
                                   ===          ===         ====        ====         ====         ====


Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

         While not used historically, FHLB advances may be used in the future to support lending activities and to assist in the Bank's asset/liability management strategy. At June 30, 1997, the Bank had no FHLB advances, but had the capacity to borrow up to $3.6 million from the FHLB.

         Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, money market deposit accounts and certificate accounts. The certificate accounts currently range in terms from 90 days to five years. The Bank has a significant amount of deposits that will mature within one year. However, management expects that virtually all of the deposits will be renewed.

         The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, The Bank solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                              Year Ended June 30,
                                        -----------------------------------
                                           1995         1996          1997
                                        --------      -------      --------
                                            (Dollars in Thousands)
Opening balance...................       $ 9,031      $ 9,167       $ 8,912
Deposits..........................         3,271        4,692         6,221
Withdrawals.......................         3,323        5,181         6,093
Interest credited.................           188          234           204
                                        --------      -------      --------
Ending balance....................       $ 9,167      $ 8,912       $ 9,244
                                         =======      =======       =======
Net increase (decrease)...........       $   136      $  (255)      $   332
                                         =======      =======       =======
Percent increase (decrease).......          1.51%       (2.78)%        3.73%
                                           =====        =====         =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                              Year Ended June 30,
                                                -------------------------------------------------------------------------------
                                                           1995                       1996                       1997
                                                -------------------------------------------------------------------------------
                                                                 Percent                    Percent                    Percent
                                                   Amount       of Total      Amount       of Total      Amount       of Total
                                                -------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)

Transactions and Savings Deposits:

Passbook Accounts 3.00 - 3.75% variable.........   $1,340           14.50%    $1,426           15.91%    $1,941           20.85%
Variable Money Market Accounts 3.00 - 4.00%.....    1,135           12.30      1,181           13.17        384            4.13
                                                   ------          ------     ------          ------     ------          ------

Total Non-Certificates..........................    2,475           26.80      2,607           29.08      2,325           24.98
                                                   ------          ------     ------          ------     ------          ------

Certificates:

 0.00 -  4.00%..................................      276            3.00        101            1.13        ---           ---
 4.01 -  5.00%..................................      612            6.60      2,645           29.50        324            3.48
 5.01 -  6.00%..................................    5,437           59.00      3,217           35.89      6,540           70.26
 6.01 -  7.00%..................................      364            4.00        342            3.81         54             .58
 7.01 -  8.00%..................................        3             ---        ---           ---          ---             ---
                                                   ------          ------     ------          ------     ------          ------

Total Certificates..............................    6,692           72.60      6,305           70.33      6,918           74.32
                                                   ------          ------     ------          ------     ------          ------
Accrued Interest................................       58             .60         53             .59         65             .70
                                                  -------          ------     ------          ------     ------          ------
Total Deposits..................................   $9,225          100.00%    $8,965          100.00%    $9,308          100.00%
                                                   ======          ======     ======          ======     ======          ======

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.


                                    4.01-       5.01-       6.01-                  Percent
                                    5.00%       6.00%       7.00%      Total      of Total
                                ------------------------ ---------------------- ----------
                                                   (Dollars in Thousands)

Certificate accounts
    maturing
in quarter ending:
------------------

September 30, 1997.............  $314      $2,260        $---     $2,574           37.21%
December 31, 1997..............   ---       1,702         ---      1,702           24.60
March 31, 1998.................   ---         895          37        932           13.47
June 30, 1998..................   ---       1,185         ---      1,185           17.13
September 30, 1998.............    10         218           4        232            3.35
December 31, 1998..............   ---          72         ---         72            1.04
March 31, 1999.................   ---           8         ---          8             .12
June 30, 1999..................   ---          54         ---         54             .78
September 30, 1999.............   ---           1         ---          1             .01
December 31, 1999..............   ---          10         ---         10             .15
June 30, 2000..................   ---         104          13        117            1.69
September 30, 2000.............   ---         ---         ---        ---           ---
Thereafter.....................   ---          31         ---         31             .45
                                -----      ------      ------   --------         -------

   Total.......................  $324      $6,540        $ 54     $6,918          100.00%
                                 ====      ======        ====     ======          ======

   Percent of total............  4.68%      94.54%        .78%
                                =====      ======        ====


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                        Maturity
                                                                 Over         Over
                                                   3 Months     3 to 6       6 to 12        Over
                                                    or Less     Months       Months       12 months      Total
                                                   --------    --------      -------      ---------     -------
                                                                           (In thousands)

Certificates of deposit less than $100,000.......  $2,174        $1,566       $1,967          $525       $6,232

Certificates of deposit of $100,000 or more......     100           136          ---           ---          236

Public funds (1).................................     300           ---          150           ---          450
                                                   ------      --------      -------        ------      -------

Total certificates of deposit....................  $2,574        $1,702       $2,117          $525       $6,918
                                                   ======        ======       ======          ====       ======

---------------
(1)      Deposits from governmental and other public entities.

Subsidiary Activities

         The Bank is permitted by OCC regulations to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At June 30, 1997, the Bank had no subsidiaries.


                                  REGULATION


         General. The Company is a registered bank holding company, subject to broad federal regulation and oversight by the FRB. The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the FDIC and the FRB. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of National Banks

         The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

         The OCC also has extensive enforcement authority over all national banks, including The Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

         The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At June 30, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $935,000. At June 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationship at June 30, 1997 were as follows: (i) $890,000 consisting of three loans to one borrower secured primarily by real estate and agricultural equipment located in Lawrence County, Illinois and Knox County, Indiana; (ii) $637,000 consisting of seven loans to one borrower secured primarily by real estate in Champaign County, Illinois; (iii) $553,000 consisting of one loan secured primarily by mortgages in Crawford County, Illinois; (iv) $494,000 consisting of three loans to one borrower secured by titles, equipment and inventory located in Lawrence County, Illinois; and (v) $462,000 consisting of one loan secured primarily by real estate and a building located in Monroe County, Indiana. At June 30, 1997, all of these loans totaling $3,036,000 in the aggregate were performing in accordance with their terms.

         The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OCC and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Company's special assessment, which was $62,144, was paid in November 1996, but accrued for the fiscal year ended June 30, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

         National Banks. The Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Bank, would be exempt from the rule unless otherwise determined by the OCC. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the National Bank's capital if adopted as proposed.

         Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         Any national banking association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

         The OCC is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's Common Stock.

Limitations on Dividends and Other Capital Distributions

         The Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action." Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Association's Conversion.

Accounting

         The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these requirements.

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

         The federal banking agencies, including the OCC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1997 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital. Affiliates of the Bank include any company which is under common control with the Bank. In addition, the Bank may not acquire the securities of most affiliates. Subsidiaries of the Bank are not deemed affiliates. However, the FRB has the discretion to treat subsidiaries of national banks as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons ("Insiders") are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to Insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System

         The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank had $67,800 FRB stock, which was in compliance with these reserve requirements.

         National banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         The Bank is a member of the Federal Reserve System.

Holding Company Regulation

         General. The Company is a bank holding company, registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Holding Company has no present plans to engage in any of these activities.

         Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act. The State of Illinois does not currently have any deposit concentration limits or age protection for new banks.

         Additionally, on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above. The State of Illinois has authorized interstate merger transactions effective June 1, 1997.

         The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

         Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Holding Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Holding Company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See " -- Regulatory Capital Requirements -- Prompt Corrective Action."

         Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, such as the Company, compliance is measured on a bank-only basis. See "-- Regulatory Capital Requirements - National Banks." The Company's capital exceeds such requirements and be at the same levels as that of the National Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 1997, the Bank had $66,000 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.91% and were 7.21% for calendar year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of The Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended June 30, 1997, dividends paid by the FHLB of Chicago to the Bank totaled $4,493, which constitute a $264 decrease over the amount of dividends received in calendar year 1996.

Federal and State Taxation

         Federal Taxation. In addition to the regular income tax, corporations, including the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Bank has recorded a deferred tax liability of approximately $131,073, relating to unrealized gains on available-for-sale securities, accumulated depreciation and cash-accrual conversions.

         The Bank files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company and the Bank do not file consolidated tax returns.

         The Company nor the Bank have never been audited by the IRS with respect to federal income tax returns.

         Illinois Taxation. For Illinois income tax purposes, the Company is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has had the effect of eliminating Illinois taxable income for the Company.

         The Company's accounting activities are maintained on an in-house computer system and its record-keeping activities are maintained on an on-line basis with an independent service bureau.

Competition

         The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, credit unions and savings institutions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "- Lending Activities."

         The Bank attracts all of its deposits through its retail banking office. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, credit unions and savings institutions located in the community. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

         The Bank primarily serves Lawrence County, Illinois and Knox County, Indiana. There are nine commercial banks, two credit unions and one savings institution, other than The Bank, which compete for deposits and loans in the Bank's market area.

Employees

         At June 30, 1997, the Bank had a total of two full-time and three part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.           Description of Properties

         The Bank conducts its business through one office, which is located in Lawrence County, Illinois. The Bank owns its main office. The following table sets forth information relating to the Bank's office as of June 30, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was approximately $39,000. See Note 5 of the Notes to Financial Statements.


                                                Total
                                             Approximate
                              Date             Square         Net Book Value at
           Location         Acquired           Footage          June 30, 1997
----------------------------------------------------------- -------------------

Main Office:                  1965             6,285            $39,000
 619 12th Street
 Lawrenceville, Illinois


         The Bank believes that its current and planned facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company.

Item 3.           Legal Proceedings

         The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on Company's results of operations on a consolidated basis.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.


                                    PART II


Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         Page 33 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Pages 4 through 13 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


                                                                                           Pages in
                                                                                            Annual
Annual Report Section                                                                       Report
---------------------                                                                      --------
Report of Independent Auditors..........................................................      14
Consolidated Statements of Financial Condition as of June 30, 1996 and 1997.............      15
Consolidated Statements of Operations for the Years Ended June 30, 1995,
 1996 and 1997..........................................................................      16
Consolidated Statements of Stockholders' Equity for
 Years Ended June 30, 1995, 1996 and 1997...............................................      17
Consolidated Statements of Cash Flows for Years Ended June 30, 1997,
 1996 and 1997..........................................................................      18
Notes to Consolidated Financial Statements..............................................   19 to 32


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters.


                                   PART III


Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Bank's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits



 Regulation                                                                   Reference to
    S-B                                                                       Prior Filing or
  Exhibit                                                                     Exhibit Number
  Number                          Document                                    Attached Hereto
  ------                          --------                                    ---------------


      2             Plan of acquisition, reorganization,
                    arrangement, liquidation or succession                        None
      3(i)          Certificate of Incorporation                                   *
      3(ii)         By-Laws                                                        *
      4             Instruments defining the rights of security                    **
                    holders, including debentures
      9             Voting Trust Agreement                                        None
     10             Material Contracts
                    (a)  Employment Contract between                               **
                          Kevin J. Kavanaugh and the Bank
                    (b)  1997 Stock Option and Incentive Plan                    10(b)
                    (c)  Recognition and Retention Plan                          10(c)
     11             Statement re:  computation of per share                       None
                    earnings
     13             Annual Report to Stockholders                                  13
     16             Letter re:  change in certifying accountants                  None
     18             Letter re:  change in accounting principles                   None
     21             Subsidiaries of Registrant                                     21
     22             Published report regarding matters submitted to               None
                    vote of security holders
     23             Consents of Experts and Counsel                               None
     24             Power of Attorney                                         Not required
     27             Financial Data Schedule                                        27
     99             Additional Exhibits                                           None

     ----------------

 * Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1995 (File No. 33-80589) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

 ** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on January 31, 1996 (File No. 33-80589) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on March 3, 1997 (File No. 0-27700) regarding a press release concerning its name change.

         The Company filed a report on Form 8-K on May 13, 1997 (File No. 0-27700) regarding stock repurchase.

                                  SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HBANCORPORATION, INC.


Date:  September 26, 1997                  By:  /s/ Kevin J. Kavanaugh
       ---------------------------------        -------------------------------
                                                Kevin J. Kavanaugh
                                                (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:    /s/ Kevin J. Kavanaugh              By: /s/ Cleora Gillespie
       ----------------------------------      --------------------------------
       Kevin J. Kavanaugh, Chairman of         Cleora Gillespie, Secretary and
       the Board, President and Chief          Treasurer (Chief Financial
       Executive Officer                       and Accounting Officer)
       (Principal Executive and Operating
       Officer)


Date:  September 26, 1997                  Date: September 26, 1997
       -----------------------------------       ------------------------------


By:    /s/ Robert R. Ernst                 By: /s/ Henry J. DeBuisseret, Jr.
       -----------------------------------     --------------------------------
       Robert R. Ernst, Director               Henry J. DeBuisseret, Jr.,
                                               Director


Date:  September 26, 1997                  Date: September 26, 1997
       -----------------------------------       ------------------------------


By:    /s/ John H. White                   By:   /s/ L. Patrick Kavanaugh
       -----------------------------------       ------------------------------
       John H. White, Director                   L. Patrick Kavanaugh, Director


Date:  September 26, 1997                  Date: September 26, 1997
       -----------------------------------       ------------------------------


By:    /s/ Mary E. Dennison
       -----------------------------------
       Mary E. Dennison, Director

Date:  September 26, 1997
       -----------------------------------