Form 10QSB
period 1997-09-30
HBANCORPORATION INC
filed 1997-11-04
CIK 818761

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                              ---------------------------------
                                             or

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

37-1351506
--------------------------------------------------------------
(I.R.S. Employer identification No.)

619 12th Street, Lawrenceville, Illinois              62439
--------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

(618) 943-2515
--------------------------------------------------------------
(Registrant's telephone number, including area code)

         N/A
--------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { }No

As of September 30, 1997, there were 464,060 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

{ }   Yes                 {X}   No

                              HBANCORPORATION, INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                      --------
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at September 30, 1997                             1
         and June 30, 1997

         Consolidated Statements of Income for the three months ended                                     2
         September 30, 1997 and 1996

         Consolidated Statement of Changes in Stockholders' Equity for the                                3
         three months ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the three months                                       4
         ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                                                      5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition                            7-9
         and Results of Operations

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                                                      10

         Item 2.  Form 8-K  - NONE                                                                       10

         Signatures                                                                                      11


                                               HBANCORPORATION, INC.
                                             LAWRENCEVILLE, ILLINOIS
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             (Unaudited)
                                                                             September 30,                June 30,
                                                                                1997                        1997
                                                                             ------------               ------------
                         ASSETS
Cash and equivalents:
   Cash                                                                      $    150,984               $    357,424
   Interest bearing deposits                                                    1,557,373                  1,292,870
                                                                             ------------               ------------
         Total cash and cash equivalents                                        1,708,357                  1,650,294

Certificates of deposit with other banks                                           64,730                    164,730
Investments available for sale at fair value                                    2,120,166                  1,098,227
Investments held to maturity at cost                                            1,023,897                  1,024,461
Loans receivable, net                                                          13,949,537                 13,506,764
Federal Home Loan Bank stock at cost                                               66,000                     66,000
Federal Reserve Bank stock at cost                                                 67,800                     67,800
Accrued interest receivable                                                       214,432                    167,308
Office property and equipment, net                                                 37,370                     39,153
Other assets                                                                       15,702                     17,541
                                                                             ------------               ------------
         Total Assets                                                        $ 19,267,991               $ 17,802,278
                                                                             ============               ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                                          $  2,200,297               $  1,940,931
   Money market deposit accounts                                                  314,509                    384,333
   Certificates of deposit                                                      6,555,973                  6,282,479
   Certificates of deposit $100,000 and over                                      935,853                    635,853
                                                                             ------------               ------------
         Total Deposits                                                        10,006,632                  9,243,596

   Advances from FHLB                                                           1,000,000                        -0-

Other Liabilities:                                                                350,591                    275,157
                                                                             ------------               ------------
         Total Liabilities                                                     11,357,223                  9,518,753
                                                                             ------------               ------------
Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     464,060 issued and outstanding at September 30, 1997, and
     491,339 issued and outstanding at June 30, 1997                                4,933                      4,933
   Additional paid in capital                                                   4,520,527                  4,514,279
   Retained earnings                                                            4,067,466                  4,015,104
   Treasury stock at cost                                                        (466,705)                   (26,838)
   Net unrealized appreciation on available-for-sale securities net of tax of $84,000 at September 30, 1997 and
     $78,500 at June 30, 1997                                                     120,000                    111,500
   Unearned ESOP compensation                                                    (335,453)                  (335,453)
                                                                             ------------               ------------
         Total Stockholders' Equity                                             7,910,768                  8,283,525
                                                                             ------------               ------------

         Total Liabilities and Stockholders' Equity                          $ 19,267,991               $ 17,802,278
                                                                             ============               ============

See notes to consolidated financial statements.

                                               HBANCORPORATION, INC.
                                              LAWRENCEVILLE, ILLINOIS
                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                         Three months ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                             (Unaudited)
                                                                                    -------------  -------------
INTEREST INCOME
   Loans receivable                                                                 $     337,244  $     246,633
   Investments                                                                             74,292        100,531
                                                                                    -------------  -------------
         Total Interest Income                                                            411,536        347,164
                                                                                    -------------  -------------

INTEREST EXPENSE
   Interest on deposits                                                                   115,765        111,836
   Interest on FHLD advances                                                                8,100            -0-
                                                                                    -------------  -------------
         Total Interest Expense                                                           123,865        111,836
                                                                                    -------------  -------------

         Net Interest Income                                                              287,671        235,328
   Provision for Loan Losses                                                                  -0-            -0-
                                                                                    -------------  -------------
         Net interest income after provision
           for loan losses                                                                287,671        235,328
                                                                                    -------------  -------------

NONINTEREST INCOME
   Customer service fees and other                                                          5,768            642
                                                                                    -------------  -------------
         Total Noninterest Income                                                           5,768            642
                                                                                    -------------  -------------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                                                             78,182         63,278
     Occupancy and equipment                                                                8,943          9,798
     Deposit insurance premium                                                              4,780          9,741
     SAIF assessment fee                                                                      -0-         62,144
     Computer expense                                                                       4,033          7,055
     Other                                                                                 36,171         32,860
                                                                                    -------------  -------------
         Total Noninterest Expenses                                                       132,109        184,876
                                                                                    -------------  -------------

INCOME BEFORE INCOME TAX                                                                  161,330         51,094

Income Tax Expense                                                                         69,500         18,377
                                                                                    -------------  -------------

NET INCOME                                                                          $      91,830  $      32,717
                                                                                    =============  =============

Net income per share based on weighted average
   shares outstanding of 474,562, for 1997 and
   $493,320 for 1996                                                                $        0.19  $        0.07
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

                                          HBANCORPORATION, INC.
                                         LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (Unaudited)

                                                                                                                  Unrealized
                                                       Common         Paid in       Retained        Treasury      Gain (Loss)
                                                        Stock         Capital       Earnings          Stock       Securities
                                                   -------------  --------------  -------------  -------------  --------------
BALANCE, June 30, 1996                             $       4,933  $    4,505,471  $   3,954,530  $           0  $       68,000
Net income for the quarter ended
   September 30, 1996                                          0               0         32,717              0               0
Cash dividends                                                 0               0        (39,465)             0               0
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $54,500                            0               0              0              0          17,500
Effect of contribution to fund ESOP                            0               0              0              0               0
                                                   -------------  --------------  -------------  -------------  --------------

BALANCE, September 30, 1996                        $       4,933  $    4,505,471  $   3,947,782  $           0  $       85,500
                                                   =============  ==============  =============  =============  ==============

BALANCE, June 30, 1997                             $       4,933  $    4,514,279  $   4,015,104  $     (26,838) $      111,500
Net income for the quarter ended
   September 30, 1997                                          0               0         91,830              0               0
Cash dividends                                                 0               0        (39,468)             0               0
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $84,000                            0               0              0              0           8,500
Effect of contribution to fund RRP                             0           6,248              0              0               0
Purchase of treasury stock                                     0               0              0       (439,867)              0
                                                   -------------  --------------  -------------  -------------  --------------

BALANCE, September 30, 1997                        $       4,933  $    4,520,527  $   4,067,466  $    (466,705) $      120,000
                                                   =============  ==============  =============  =============  ==============


(continued)

                                                     Unearned
                                                      Compen-          Total
                                                      sation          Equity
                                                   -------------  -------------
BALANCE, June 30, 1996                             $    (374,918) $   8,158,016
Net income for the quarter ended
   September 30, 1996                                          0         32,717
Cash dividends                                                 0        (39,465)
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $54,500                            0         17,500
Effect of contribution to fund ESOP                        9,920          9,920
                                                   -------------  -------------

BALANCE, September 30, 1996                        $    (364,998) $   8,178,688
                                                   =============  =============

BALANCE, June 30, 1997                             $    (335,453) $   8,283,525
Net income for the quarter ended
   September 30, 1997                                          0         91,830
Cash dividends                                                 0        (39,468)
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $84,000                            0          8,500
Effect of contribution to fund RRP                             0          6,248
Purchase of treasury stock                                     0       (439,867)
                                                   -------------  -------------

BALANCE, September 30, 1997                        $    (335,453) $   7,910,768
                                                   =============  =============

See notes to consolidated financial statements.

                                                   HBANCORPORATION, INC.
                                                  LAWRENCEVILLE, ILLINOIS
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                             (Unaudited)
                                                                                        1997            1996
                                                                                    -------------  -------------
NET INCOME (Loss)                                                                   $      91,830  $      32,717
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                           3,039          2,444
     Decrease in other assets                                                               1,839          6,588
     (Increase) in interest receivable                                                    (47,124)       (57,778)
     Increase in other liabilities                                                         75,434         90,667
     Provision for loan loss                                                                  -0-            -0-
                                                                                    -------------  -------------
Cash provided by operating activities                                                     125,018         74,638
                                                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net decrease                                                 100,000        250,000
   Proceeds from maturities of investments held to maturity                                   659          1,553
   Purchase of investments available-for-sale                                          (1,013,534)           -0-
   Purchase of fixed assets                                                                (1,256)        (3,530)
   Net (increase) in loans                                                               (442,773)    (1,846,497)
                                                                                    -------------  --------------
Cash (used) by investing activities                                                    (1,356,904)    (1,598,474)
                                                                                    -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from FHLB                                                                   1,000,000            -0-
   Payment of dividends                                                                   (39,468)       (39,465)
   Allocation of ESOP shares                                                                6,248            -0-
   Net increase in demand deposits, NOW accounts,
     savings accounts and certificates of deposit                                         763,036        292,654
   Purchases of treasury stock                                                           (439,867)           -0-
                                                                                    -------------  -------------
Cash provided by financing activities                                                   1,289,949        253,189
                                                                                    -------------  -------------

         Net increase (decrease) in cash and cash equivalents                              58,063     (1,270,647)

Cash and Cash Equivalents at Beginning of Period                                        1,650,294      3,853,156
                                                                                    -------------  -------------

Cash and Cash Equivalents at End of Period                                          $   1,708,357  $   2,582,509
                                                                                    =============  =============

Cash paid for:
   Interest                                                                         $     112,262  $     115,080
                                                                                    =============  =============

   Income taxes                                                                     $      21,481  $         818
                                                                                    =============  =============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarter ended September 30, 1997, includes the results of operations of HBancorporation, Inc. (the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of HBancorporation, Inc. for the fiscal year ended June 30, 1997. The Company changed its name from Heritage Financial Corporation to HBancorporation, Inc. on October 29, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 - STOCK CONVERSION

The Company issued 493,320 shares, $.01 par value common stock, for proceeds of $4,510,404 net of expenses of approximately $423,000. The Bank converted from a mutual savings association to a stock savings association and then to a national bank immediately following the formation of the Company and received proceeds of $2,255,202 in exchange for all its common stock. This transaction was accounted for using the pooling of interests method. On April 1, 1996, the Company began trading as a public company on the all caps OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc.

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



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

NOTE 4 - EMPLOYEE BENEFIT AND STOCK OPTION PLANS

On April 28, 1997, the stockholders' approved the HBancporation, Inc. Recognition and Retention Plan. The purpose of this plan is to provide directors, officers and employees with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Company and the Bank. The terms of each RRP will be identical, only the participants and the number of shares awarded to each participant vary. Eligible directors, officers and other key employees of the Company will earn (i.e., become vested in) shares of common stock covered by the award at a rate not to exceed 20% per year, with the first installment vesting April 28, 1997.

On April 28, 1997, the stockholders approved the HBancorporation, Inc. 1997 Stock Option and Incentive Plan. Pursuant to the Stock Option Plan, the Company will reserve for issuance thereunder either from authorized but unissued shares or from issued shares reacquired and held as treasury shares, 59,198 shares of Common Stock (12.0% of the Company's current shares outstanding). Management currently intends, to the extent practicable and feasible, to fund the Stock Option Plan from issued shares reacquired by the Company in the open market. Awards under the plan may be in the form of stock options, stock appreciation rights or limited stock appreciation rights. Awards made under the plan vest at a rate of one-fifth of the initial award per year, subject to the participant maintaining continuous service since the date of grant.

NOTE 5 - NET INCOME PER SHARE

Net income per share of common stock for the three months ended September 30, 1997 has been computed on the basis of the weighted-average number of shares of common stock outstanding.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company owns all the stock of the Bank. The Company had not engaged in any material operations at September 30, 1997, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Financial Condition

For the three months ended September 30, 1997, total assets increased approximately $1,466,000 from $17.8 million to $19.3 million. Assets increased as a result of an increase in investments available for sale. Deposits increased by approximately $763,000 to $10.0 million at September 30, 1997, from $9.2 million at June 30, 1997. Management believes the increase in deposits stems from customers seeking higher yielding investment alternatives. For the three months ended September 30, 1997, total stockholders' equity decreased approximately $373,000 from $8.3 million to $7.9 million. The decrease was primarily a result of the purchase of treasury stock.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Results of Operations:

Comparison of the three months ended September 30, 1997 and 1996.

General. Net income increased to $92,000 for the three months ended September 30, 1997, compared to $33,000 in the same period in 1996. The increase was primarily related to lower FDIC assessment fees and an increase in net interest income of $52,000.

Interest Income. Total interest income increased by $65,000 or 18.7% to $412,000 for the three months ended September 30, 1997, compared to the same period last year. Income from loans grew by $91,000 for the three months. Investment income decreased by $26,000 for the three months due primarily to lower yields on investments.

Interest Expense. Total interest expense increased by $12,000 for the three months ended September 30, 1997, to $124,000 compared to $112,000 in the previous three month period. Passbook savings levels remained stable for the most recent three month period compared to the same period a year ago. The Bank paid $8,100 interest to FHLB on advances for the three months ended September 30, 1997.

Net Interest Income. Net interest income before provision for loan losses increased $53,000 or 22.5% for the recent three month period compared to the same period a year ago, from $235,000 to $288,000.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month periods ended September 30, 1997 and 1996, no loan loss provision was recorded. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of September 30, 1997 and June 30, 1997, the Bank's allowance for loan losses was $128,000.

The Bank had no nonperforming assets at September 30, 1997 or June 30, 1997. There was no foreclosed real estate owned by the Bank at September 30, 1997 or June 30, 1997.

Noninterest Income. Noninterest income was $6,000 for the three month period ended September 30, 1997, compared to $1,000 with the same period in 1996. This increase is primarily due to loan fees and fees for issuing travelers' checks and service charges on checking accounts.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Noninterest Expense. For the three months ended September 30, 1997, the total noninterest expense was $132,000 compared to $185,000 for the same three months in 1996. General and administrative costs have increased approximately $15,000 as a result of the ESOP and the adoption of the RRP. Deposit insurance premiums decreased $67,000 for the three months ended September 30, 1997, compared with the same period in 1996.

Income Tax Expense. Income tax expense increased to $70,000 during the most recent three months compared to $18,000 for the same period a year ago. Higher taxes were the result of increased income before tax of $161,000 for the most recent three months compared to $51,000 for a year ago.

Capital Requirements. The Company's main sources of funds are deposits and loan and investment repayments. Other potential sources would include borrowings from the Federal Home Loan Bank of Chicago (FHLB). As a national bank, the Bank is not subject to any prescribed liquidity requirement.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At September 30, 1997, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances are used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at September 30, 1997 relative to the regulatory capital requirements for the Bank.

                                                               Amount
                                                           (in thousands)
                                                          ----------------
         Tier 1 Capital                                   $          6,226
         Tier 1 Capital Requirement                                    574
                                                          ----------------
         Excess                                           $          5,652
                                                          ================

         Total Risk-Based Capital                         $          6,354
         Risk-Based Capital Requirement                              1,078
                                                          ----------------
         Excess                                           $          5,276
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

Item 2.         Form 8-K - NONE

                Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HBANCORPORATION, INC.
                                      Registrant



Date:      November 4, 1997           /s/  Kevin J. Kavanaugh
       ----------------------         -----------------------------------------
                                      Kevin J. Kavanaugh, President and Chief
                                      Executive Officer




Date:      November 4, 1997           /s/  Cleora Gillespie
       ----------------------         -----------------------------------------
                                      Cleora Gillespie, Secretary and Treasurer