Form 10QSB
period 1997-12-31
HBANCORPORATION INC
filed 1998-03-03
CIK 818761

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997
                                     -----------------
                                       or

{  }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------ to -----------------------
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

         N/A
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { }No

As of January 26, 1998, there were 398,100 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

{  }   Yes                 {X}   No

                              HBANCORPORATION, INC.

                                      INDEX


                                                                           PAGE
Part I.  Financial Information

   Item 1.  Financial Statements

   Consolidated Statements of Financial Condition at December 31, 1997       1
   and June 30, 1997

   Consolidated Statements of Income for the three and six months
   ended December 31, 1997 and 1996                                          2

   Consolidated Statement of Changes in Stockholders' Equity for the         3
   six months ended December 31, 1997 and 1996

   Consolidated Statements of Cash Flows for the three and six months        4
   ended December 31, 1997 and 1996

   Notes to Consolidated Financial Statements                               5-6

   Item 2.  Management's Discussion and Analysis of Financial Condition    7-11
   and Results of Operations

Part II. Other Information

   Item 1.  Legal Proceedings                                               12

   Item 2.  Exhibits and Reports on Form 8-K                                12

   Signatures                                                               12

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  (Unaudited)
                                                                  December 31,        June 30,
                                                                      1997              1997
                                                                 ---------------  ---------------
                         ASSETS
Cash and equivalents:
   Cash                                                          $        95,011  $       357,424
   Interest bearing deposits                                           1,957,200        1,292,870
                                                                 ---------------  ---------------
         Total cash and cash equivalents                               2,052,211        1,650,294

Certificates of deposit with other banks                                  66,579          164,730
Investments available for sale at fair value                           2,031,608        1,098,227
Investments held to maturity at cost                                   1,023,327        1,024,461
Loans receivable, net                                                 14,332,718       13,506,764
Federal Home Loan Bank stock at cost                                      87,500           66,000
Federal Reserve Bank stock at cost                                        67,800           67,800
Accrued interest receivable                                              159,633          167,308
Office property and equipment, net                                        37,785           39,153
Other assets                                                              10,050           17,541
                                                                 ---------------  ---------------
         Total Assets                                            $    19,869,211  $    17,802,278
                                                                 ===============  ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                              $     1,959,812  $     1,940,931
   Money market deposit accounts                                         799,232          384,333
   Certificates of deposit                                             6,666,291        6,282,479
   Certificates of deposit $100,000 and over                           1,240,216          635,853
                                                                 ---------------  ---------------
         Total Deposits                                               10,665,551        9,243,596

   Advances from FHLB                                                  1,750,000              -0-

Other Liabilities:                                                       370,240          275,157
                                                                 ---------------  ---------------
         Total Liabilities                                            12,785,791        9,518,753
                                                                 ---------------  ---------------

Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     408,600 issued and  outstanding at December 31, 1997, and
     491,420 issued and outstanding at June 30, 1997                       4,933            4,933
   Additional paid in capital                                          4,527,343        4,514,279
   Retained earnings                                                   4,097,932        4,015,104
   Treasury stock at cost                                             (1,373,068)         (26,838)
   Net unrealized appreciation on available-for-sale securities net of tax of $100,000 at December 31, 1997 and
     $78,500 at June 30, 1997                                            142,000          111,500
   Unearned ESOP compensation                                           (315,720)        (335,453)
                                                                 ---------------  ----------------
         Total Stockholders' Equity                                    7,083,420        8,283,525
                                                                 ---------------  ---------------

         Total Liabilities and Stockholders' Equity              $    19,869,211  $    17,802,278
                                                                 ===============  ===============


See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME



                                                        Three months ended                Six months ended
                                                           December 31,                     December 31,
                                                   -----------------------------    ----------------------------
                                                            (Unaudited)                      (Unaudited)
                                                        1997           1996             1997            1996
                                                   -------------  --------------    -------------  -------------
INTEREST INCOME
   Loans receivable                                $     328,284  $      281,185    $     665,528  $     527,818
   Investments                                            79,545          94,833          153,837        195,364
                                                   -------------  --------------    -------------  -------------
         Total Interest Income                           407,829         376,018          819,365        723,182
                                                   -------------  --------------    -------------  -------------

INTEREST EXPENSE
   Interest on deposits                                  123,777         115,522          239,542        227,358
   Interest on FHLB advances                              21,279             -0-           29,379            -0-
                                                   -------------  --------------    -------------  -------------
         Total Interest Expense                          145,056         115,522          268,921        227,358
                                                   -------------  --------------    -------------  -------------

         Net Interest Income                             262,773         260,496          550,444        495,824
   Provision for Loan Losses                                 -0-           5,000              -0-          5,000
                                                   -------------  --------------    -------------  -------------
         Net interest income after provision
           for loan losses                               262,773         255,496          550,444        490,824
                                                   -------------  --------------    -------------  -------------

NONINTEREST INCOME
   Customer service fees and other                        15,634           1,724           21,402          2,366
                                                   -------------  --------------    -------------  -------------
         Total Noninterest Income                         15,634           1,724           21,402          2,366
                                                   -------------  --------------    -------------  -------------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                            78,912          74,432          157,094        137,710
     Occupancy and equipment                              10,262           7,390           19,205         17,188
     Deposit insurance premium                             4,861           8,954            9,641         18,695
     SAIF assessment fee                                     -0-             -0-              -0-         62,144
     Computer expense                                      4,335           3,990            8,368         11,045
     Legal expense                                        18,592          20,565           29,687         34,785
     Other                                                25,777          31,262           50,853         49,902
                                                   -------------  --------------    -------------  -------------
         Total Noninterest Expenses                      142,739         146,593          274,848        331,469
                                                   -------------  --------------    -------------  -------------

INCOME (LOSS) BEFORE INCOME TAX                          135,668         110,627          296,998        161,721

Income Tax Expense                                        68,200          48,450          137,700         66,827
                                                   -------------  --------------    -------------  -------------

NET INCOME (LOSS)                                  $      67,468  $       62,177    $     159,298  $      94,894
                                                   =============  ==============    =============  =============

Earnings per share:
   Primary                                         $        0.16  $         0.14    $        0.36  $        0.21
                                                   =============   =============    =============  =============

   Fully Diluted                                   $        0.16  $         0.14    $        0.35  $        0.21
                                                   =============  ==============    =============  =============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                       Common         Paid in       Retained        Treasury
                                                        Stock         Capital       Earnings          Stock
                                                   -------------  --------------  -------------  -------------
BALANCE, June 30, 1996                             $       4,933  $    4,505,471  $   3,954,530  $           0
Net income for the six months ended
   December 31, 1996                                           0               0         94,894              0
Cash dividends                                                 0               0        (78,930)             0
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $62,000                            0               0              0              0
Effect of contribution to fund ESOP                            0               0              0              0
                                                   -------------  --------------  -------------  -------------

BALANCE, December 31, 1996                         $       4,933  $    4,505,471  $   3,970,494  $           0
                                                   =============  ==============  =============  =============

BALANCE, June 30, 1997                             $       4,933  $    4,514,279  $   4,015,104  $     (26,838)
Net income for the six months ended
   December 31, 1997                                           0               0        159,298              0
Cash dividends                                                 0               0        (76,470)             0
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $100,000                           0               0              0              0
Effect of contribution to fund ESOP                            0               0              0              0
Effect of contribution to fund RRP                             0          13,064              0              0
Purchase of treasury stock                                     0               0              0     (1,346,230)
                                                   -------------  --------------  -------------  -------------

BALANCE, December 31, 1997                         $       4,933  $    4,527,343  $   4,097,932  $  (1,373,068)
                                                   =============  ==============  =============  =============





                                                       Unrealized      Unearned
                                                       Gain (Loss)      Compen-          Total
                                                       Securities       sation          Equity
                                                     --------------  -------------  --------------
BALANCE, June 30, 1996                               $       68,000  $    (374,918) $   8,158,016
Net income for the six months ended
   December 31, 1996                                              0              0         94,894
Cash dividends                                                    0              0        (78,930)
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $62,000                          22,000              0         22,000
Effect of contribution to fund ESOP                               0         19,733         19,733
                                                     --------------  -------------  -------------

BALANCE, December 31, 1996                           $       90,000  $    (355,185) $   8,215,713
                                                     ==============  =============  =============

BALANCE, June 30, 1997                               $      111,500  $    (335,453) $   8,283,525
Net income for the six months ended
   December 31, 1997                                              0              0        159,298
Cash dividends                                                    0              0        (76,470)
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $100,000                         30,500              0         30,500
Effect of contribution to fund ESOP                               0         19,733         19,733
Effect of contribution to fund RRP                                0              0         13,064
Purchase of treasury stock                                        0              0     (1,346,230)
                                                     --------------  -------------  -------------

BALANCE, December 31, 1997                           $      142,000  $    (315,720) $   7,083,420
                                                     ==============  =============  =============






See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three months ended               Six months ended
                                                                December 31,                    December 31,
                                                        --------------------------     ----------------------------
                                                                (Unaudited)                     (Unaudited)
                                                            1997           1996             1997            1996
                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       $    67,468     $    62,177     $   159,298     $    94,894
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                             3,027           2,724           6,066           5,168
     Decrease in other assets                                 5,652           1,772           7,491           8,360
     (Increase) decrease in interest receivable              54,799          50,396           7,675          (7,382)
     Increase in other liabilities                           19,649          42,561          95,083         133,228
     Provision for loan loss                                    -0-           5,000             -0-           5,000
                                                        -----------     -----------     -----------     -----------
Cash provided by operating activities                       150,595         164,630         275,613         239,268
                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net (increase) decrease         (1,849)        188,448          98,151         438,448
   Purchase of Federal Home Loan Bank stock                 (21,500)            -0-         (21,500)            -0-
   Proceeds from maturities of investments
     held to maturity                                           475           2,536           1,134           4,089
   Proceeds from maturities of investments
     available-for-sale                                     110,653             -0-         110,653             -0-
   Purchases of investments available-for-sale                  -0-             -0-      (1,013,534)            -0-
   Purchase of fixed assets                                  (3,442)         (2,803)         (4,698)         (6,333)
   Net (increase) in loans                                 (383,181)       (774,350)       (825,954)     (2,620,847)
                                                        -----------     -----------     -----------     -----------
Cash (used) by investing activities                        (298,844)       (586,169)     (1,655,748)     (2,184,643)
                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from FHLB                                       750,000             -0-       1,750,000             -0-
   Payment of dividends                                     (37,002)        (39,465)        (76,470)        (78,930)
   Allocation of ESOP shares                                 13,485             -0-          19,733             -0-
   Allocation of RRP shares                                  13,064             -0-          13,064             -0-
   Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts and
     certificates of deposit                                658,919        (430,656)      1,421,955        (138,002)
   Purchases of treasury stock                             (906,363)            -0-      (1,346,230)            -0-
                                                        -----------     -----------     -----------     -----------
Cash provided (used) by financing activities                492,103        (470,121)      1,782,052        (216,932)
                                                        -----------     -----------     -----------     -----------

   Net increase (decrease) in cash and
     cash equivalents                                       343,854        (891,660)        401,917      (2,162,307)

Cash and Cash Equivalents at Beginning
   of Period                                              1,708,357       2,582,509       1,650,294       3,853,156
                                                        -----------     -----------     -----------     -----------

Cash and Cash Equivalents at End of Period              $ 2,052,211     $ 1,690,849     $ 2,052,211     $ 1,690,849
                                                        ===========     ===========     ===========     ===========

Cash paid for:
   Interest                                             $   133,748     $   109,304     $   246,010     $   224,384
                                                        ===========     ===========     ===========     ===========

   Income taxes                                         $    86,000     $    27,600     $   107,481     $    28,418
                                                        ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarters ended December 31, 1997 and 1996, includes the results of operations of HBancorporation, Inc. (the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of HBancorporation, Inc. for the fiscal year ended June 30, 1997. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 - STOCK CONVERSION

The Company issued 493,320 shares, $.01 par value common stock, for proceeds of $4,510,404 net of expenses of approximately $423,000. The Bank converted from a mutual savings association to a stock savings association and then to a national bank immediately following the formation of the Company and received proceeds of $2,255,202 in exchange for all its common stock. This transaction was accounted for using the pooling of interests method. On April 1, 1996, the Company began trading as a public company on the OTC Electronic Bulletin Board under the symbol "HBIN".

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

NOTE 4 - EMPLOYEE BENEFIT AND STOCK OPTION PLANS

On April 28, 1997, the stockholders' approved the HBancporation, Inc. Recognition and Retention Plan ("RRP"). The purpose of this plan is to provide directors, officers and employees with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Company and the Bank. The terms of each RRP will be identical, only the participants and the number of shares awarded to each participant vary. Eligible directors, officers and other key employees of the Company will earn (i.e., become vested in) shares of common stock covered by the award at a rate not to exceed 20% per year, with the first installment vesting April 28, 1997.

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

NOTE 5 - EARNINGS PER SHARE

Primary earnings per share amounts for the six months ended December 31, 1997 and 1996 are computed based on the weighted-average number of shares of actually outstanding, 438,696 in 1997 and 455,836 in 1996. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming exercise of the stock options and RRP awards. The number of shares used in the computations of fully diluted earnings per share for the six months ended December 31, 1997 and 1996 were 458,560 and 455,836, respectively.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company owns all the stock of the Bank. The Company had not engaged in any material operations at December 31, 1997, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Financial Condition

For the six months ended December 31, 1997, total assets increased approximately $2.1 million from $17.8 million to $19.9 million. Assets increased as a result of an increase in cash, investments, and loans receivable. Deposits increased by approximately $1.4 million to $10.7 million at December 31, 1997, from $9.2 million at June 30, 1997. Management believes the increase in deposits stems from higher rates offered by competitors. For the six months ended December 31, 1997, total stockholders' equity decreased approximately $1.2 million from $8.3 million to $7.1 million. The decrease was primarily due to the purchase of treasury stock and payment of dividends offset by net income.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Results of Operations:

Comparison of the three months ended December 31, 1997 and 1996.

General. Net income increased to $67,000 for the three months ended December 31, 1997, compared to $62,000 for the same period in 1996. The increase was primarily due to increases in net interest income and noninterest income, and reductions in deposit insurance premiums and professional fees.

Interest Income. Total interest income increased by $32,000 or 8.5% to $408,000 for the three months ended December 31, 1997, compared to the same period last year. Income from loans grew by $47,000 for the three months. Investment income decreased by $15,000 for the three months due primarily to lower amount of investments at a slightly lower interest rate.

Interest Expense. Total interest expense increased by $29,000 for the three months ended December 31, 1997, to $145,000 compared to $116,000 in the previous three month period. The increase was primarily due to interest on FHLB advances.

Net Interest Income. Net interest income before provision for loan losses increased $3,000 or 1.2% from $260,000 to $263,000 for the recent three month period compared to the same period a year ago, respectively.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended December 31, 1997, the Bank made no addition to the allowance for loan losses and recorded a provision of $5,000 for the same period in 1996. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate.

Noninterest Income. Noninterest income was $15,000 for the three month period ended December 31, 1997, compared to $2,000 for the same period in 1996. This increase is primarily due to loan fees and fees for issuing travelers' checks and service charges on checking accounts.

Noninterest Expense. For the three months ended December 31, 1997, the total noninterest expense was $143,000 compared to $147,000 for the same three months in 1996. This decrease is due to lower deposit insurance premiums and professional fees, offset by contributions to the ESOP, costs associated with the RRP and the cashout of a deceased director's stock options.

Income Tax Expense. Income tax expense increased to $68,000 during the most recent three months compared to $48,000 for the same period a year ago. Higher taxes were the result of filing separate tax returns for the Bank and the holding company, and preparing consolidated financial statements.

Comparison of the six months ended December 31, 1997 and 1996.

General. Net income increased to $159,000 for the six months ended December 31, 1997, compared to $95,000 for the same period in 1996. The increase was primarily due to a $55,000 increase in net interest income, and lower deposit insurance premiums, offset by contributions to the ESOP and RRP.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Interest Income. Total interest income increased by $96,000 or 13.3% to $817,000 for the six months ended December 31, 1997, compared to the same period last year. Income from loans increased by $137,000 for the six months. Investment income decreased by $42,000 for the six months due primarily to lower amount of investments at a slightly lower interest rate.

Interest Expense. Total interest expense increased by $42,000 for the six months ended December 31, 1997, to $269,000 compared to $227,000 in the previous six month period. The increase was primarily due to interest on FHLB advances.

Net Interest Income. Net interest income before provisions for loan losses increased $54,000 or 10.9% from $496,000 to $500,000 for the recent six month period compared to the same period a year ago, respectively.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the six month period ended December 31, 1997 the Bank made no addition to the allowance for loan losses, and recorded a provision of $5,000 for the same period in 1996. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has historically experienced low loan losses, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 1997 and June 30, 1997, the Bank's allowance for loan losses was $128,000.

The Bank had no nonperforming assets at December 31, 1997 or June 30, 1997. There was no foreclosed real estate owned by the Bank at December 31, 1997 or June 30, 1997.

Noninterest Income. Noninterest income was $21,000 for the six month period ended December 31, 1997, compared to $2,000 for the same period in 1996. This increase is primarily due to loan fees and fees for issuing traveler's checks and service charges on checking accounts.

Noninterest Expense. For the six months ended December 31, 1997, the total noninterest expense was $275,000 compared to $331,000 for the same six months in 1996. Compensation and benefits have increased approximately $19,000 as a result of contributions to the ESOP,. costs associated with the RRP and the cashout of a deceased director's stock options. Deposit insurance premiums decreased approximately $71,000 for the six months ended December 31, 1997, compared with the same period in 1996. This decrease is primarily due to a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Income Tax Expense. Income tax expense increased to $137,000 during the most recent six months compared to $67,000 for the same period a year ago. Higher taxes were the result of filing separate tax returns for the bank and the holding company, and preparing consolidated financial statements.

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

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1997, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at December 31, 1997 relative to the regulatory capital requirements for the Bank.

                                                               Amount
                                                           (in thousands)
                                                           --------------
         Tier 1 Capital                                   $          6,347
         Tier 1 Capital Requirement                                    592
                                                          ----------------
         Excess                                           $          5,755
                                                          ================

         Total Risk-Based Capital                         $          6,219
         Risk-Based Capital Requirement                              1,096
                                                          ----------------
         Excess                                           $          5,123
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

                None

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HBANCORPORATION, INC.
                                               Registrant



Date:       January 26, 1998                   /s/  Kevin J. Kavanaugh
       --------------------------              ---------------------------
                                               Kevin J. Kavanaugh, President
                                               and Chief Executive Officer




Date:      January 26, 1998                    /s/  Cleora Gillespie
       --------------------------              ---------------------------
                                               Cleora Gillespie, Secretary and
                                               Treasurer