Form 10QSB
period 1998-03-31
HBANCORPORATION INC
filed 1998-05-01
CIK 818761

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ______________________

Commission File Number:  0-27700

HBancorporation, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

37-1351506
(I.R.S. Employer identification No.)

619 12th Street, Lawrenceville, Illinois              62439
(Address of principal executive offices)           (Zip Code)

(618) 943-2515
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { }No

As of April 14, 1998, there were 390,600 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

{  }   Yes                 {X}   No

                              HBANCORPORATION, INC.

                                      INDEX

                                                                                 PAGE
                                                                                 ----
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at March 31, 1998          1
         and June 30, 1997

         Consolidated Statements of Income for the three and nine months
         ended March 31, 1998 and 1997                                             2

         Consolidated Statement of Changes in Stockholders' Equity for the         3
         nine months ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the three and nine months       4
         ended March 31, 1998 and 1997

         Notes to Consolidated Financial Statements                               5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition    7-11
         and Results of Operations

Part II.  Other Information

         Item 1.  Legal Proceedings                                               11

         Item 2.  Exhibits and Reports on Form 8-K                                11

         Signatures                                                               12

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  (Unaudited)
                                                                    March 31,       June 30,
                                                                      1998            1997
                                                                  ------------    ------------
                         ASSETS
Cash and equivalents:
   Cash                                                           $     90,092    $    357,424
   Interest bearing deposits                                         1,605,313       1,292,870
                                                                  ------------    ------------
         Total cash and cash equivalents                             1,695,405       1,650,294

Certificates of deposit with other banks                                66,579         164,730
Investments available for sale at fair value                         1,716,738       1,098,227
Investments held to maturity at cost                                 1,022,753       1,024,461
Loans receivable, net                                               15,059,884      13,506,764
Federal Home Loan Bank stock at cost                                    87,500          66,000
Federal Reserve Bank stock at cost                                      67,800          67,800
Accrued interest receivable                                            168,923         167,308
Office property and equipment, net                                      44,954          39,153
Other assets                                                            10,732          17,541
                                                                  ------------    ------------
         Total Assets                                             $ 19,941,268    $ 17,802,278
                                                                  ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                               $  1,981,670    $  1,940,931
   Money market deposit accounts                                           -0-         384,333
   Certificates of deposit                                           7,337,518       6,282,479
   Certificates of deposit $100,000 and over                         1,590,370         635,853
                                                                  ------------    ------------
         Total Deposits                                             10,909,558       9,243,596

   Advances from FHLB                                                1,750,000             -0-

Other Liabilities:                                                     422,599         275,157
                                                                  ------------    ------------
         Total Liabilities                                          13,082,157       9,518,753
                                                                  ------------    ------------

Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     390,600 issued and outstanding at March 31, 1998, and
     491,420 issued and outstanding at June 30, 1997                     4,933           4,933
   Additional paid in capital                                        4,534,112       4,514,279
   Retained earnings                                                 4,138,354       4,015,104
   Treasury stock at cost                                           (1,661,068)        (26,838)
   Net unrealized appreciation on available-for-sale securities net of tax of $111,500 at March 31, 1998 and
     $78,500 at June 30, 1997                                          158,500         111,500
   Unearned ESOP compensation                                         (315,720)       (335,453)
                                                                  ------------    ------------
         Total Stockholders' Equity                                  6,859,111       8,283,525
                                                                  ------------    ------------

         Total Liabilities and Stockholders' Equity               $ 19,941,268    $ 17,802,278
                                                                  ============    ============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Three months ended         Nine months ended
                                                       March 31,                 March 31,
                                               -----------------------    -----------------------
                                                     (Unaudited)                (Unaudited)
                                                  1998         1997          1998         1997
                                               ----------   ----------    ----------   ----------
INTEREST INCOME
   Loans receivable                            $  350,304   $  287,036    $1,015,832   $  814,854
   Investments                                     70,501       68,755       224,338      264,119
                                               ----------   ----------    ----------   ----------
         Total Interest Income                    420,805      355,791     1,240,170    1,078,973
                                               ----------   ----------    ----------   ----------

INTEREST EXPENSE
   Interest on deposits                           129,246      111,171       368,788      338,529
   Interest on FHLB advances                       24,183          -0-        53,562          -0-
                                               ----------   ----------    ----------   ----------
         Total Interest Expense                   153,429      111,171       422,350      338,529
                                               ----------   ----------    ----------   ----------

         Net Interest Income                      267,376      244,620       817,820      740,444
   Provision for Loan Losses                          -0-          -0-           -0-        5,000
                                               ----------   ----------    ----------   ----------
         Net interest income after provision
           for loan losses                        267,376      244,620       817,820      735,444
                                               ----------   ----------    ----------   ----------

NONINTEREST INCOME
   Customer service fees and other                  5,580        2,868        26,982        5,234
                                               ----------   ----------    ----------   ----------
         Total Noninterest Income                   5,580        2,868        26,982        5,234
                                               ----------   ----------    ----------   ----------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                     82,576       71,517       239,670      209,227
     Occupancy and equipment                       10,892        9,714        30,097       26,902
     Deposit insurance premium                      5,088       (1,347)       14,729       17,348
     SAIF assessment fee                              -0-          -0-           -0-       62,144
     Computer expense                               5,307        5,337        13,675       16,382
     Legal expense                                  7,603        6,000        37,290       40,785
     Other                                         27,628       32,771        78,481       82,673
                                               ----------   ----------    ----------   ----------
         Total Noninterest Expenses               139,094      123,992       413,942      455,461
                                               ----------   ----------    ----------   ----------

INCOME (LOSS) BEFORE INCOME TAX                   133,862      123,496       430,860      285,217

Income Tax Expense                                 61,250       47,950       198,950      114,777
                                               ----------   ----------    ----------   ----------

NET INCOME (LOSS)                              $   72,612   $   75,546    $  231,910   $  170,440
                                               ==========   ==========    ==========   ==========

Earnings per share:
   Primary                                     $     0.19   $     0.17    $     0.56   $     0.37
                                               ==========   ==========    ==========   ==========

   Fully Diluted                               $     0.18   $     0.17    $     0.53   $     0.37
                                               ==========   ==========    ==========   ==========



See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                Unrealized   Unearned
                                                 Common     Paid in     Retained     Treasury   Gain (Loss)   Compen-      Total
                                                 Stock      Capital     Earnings       Stock    Securities    sation      Equity
                                               ---------  -----------  -----------  -----------  ---------  ----------  -----------
BALANCE, June 30, 1996                         $   4,933  $ 4,505,471  $ 3,954,530  $         0  $  68,000  $ (374,918) $ 8,158,016
Net income for the nine months ended
   March 31, 1997                                      0            0      170,440            0          0           0      170,440
Cash dividends                                         0            0     (118,395)           0          0           0     (118,395)
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $57,500                    0            0            0            0     13,500           0       13,500
Effect of contribution to fund ESOP                    0            0            0            0          0      19,733       19,733
                                               ---------  -----------  -----------  -----------  ---------  ----------  -----------

BALANCE, March 31, 1997                        $   4,933  $ 4,505,471  $ 4,006,575  $         0  $  81,500  $ (355,185) $ 8,243,294
                                               =========  ===========  ===========  ===========  =========  ==========  ===========

BALANCE, June 30, 1997                         $   4,933  $ 4,514,279  $ 4,015,104  $   (26,838) $ 111,500  $ (335,453) $ 8,283,525
Net income for the nine months ended
   March 31, 1998                                      0            0      231,910            0          0           0      231,910
Cash dividends                                         0            0     (108,660)           0          0           0     (108,660)
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $111,500                   0            0            0            0     47,000           0       47,000
Effect of contribution to fund ESOP                    0            0            0            0          0      19,733       19,733
Effect of contribution to fund RRP                     0       19,833            0            0          0           0       19,833
Purchase of treasury stock                             0            0            0   (1,634,230)         0           0   (1,634,230)
                                               ---------  -----------  -----------  -----------  ---------  ----------  -----------

BALANCE, March 31, 1998                        $   4,933  $ 4,534,112  $ 4,138,354  $(1,661,068) $ 158,500  $ (315,720) $ 6,859,111
                                               =========  ===========  ===========  ===========  =========  ==========  ===========




See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three months ended             Nine months ended
                                                             March 31,                     March 31,
                                                     --------------------------    --------------------------
                                                            (Unaudited)                   (Unaudited)
                                                         1998           1997           1998           1997
                                                     -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                    $    72,612    $    75,546    $   231,910    $   170,440
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          3,521          2,887          9,587          8,055
     Decrease (increase) in other assets                    (682)           844          6,809          9,204
     (Increase) in interest receivable                    (9,290)        (1,140)        (1,615)        (8,522)
     Increase in other liabilities                        52,359         52,841        147,442        186,069
     Provision for loan loss                                 -0-            -0-            -0-          5,000
                                                     -----------    -----------    -----------    -----------
Cash provided by operating activities                    118,520        130,978        394,133        370,246
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net decrease                    -0-            -0-         98,151        438,448
   Purchase of Federal Home Loan Bank stock                  -0-            -0-        (21,500)           -0-
   Proceeds from maturities of investments
     held to maturity                                        574            564          1,708          4,653
   Proceeds from maturities of investments
     available-for-sale                                  331,370            -0-        442,023            -0-
   Purchases of investments available-for-sale               -0-            -0-     (1,013,534)           -0-
   Purchase of fixed assets                              (10,690)          (900)       (15,388)        (7,233)
   Net (increase) decrease in loans                     (727,166)        90,585     (1,553,120)    (2,530,262)
                                                     -----------    -----------    -----------    -----------
Cash (used) by investing activities                     (405,912)        90,249     (2,061,660)    (2,094,394)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from FHLB                                        -0-            -0-      1,750,000            -0-
   Payment of dividends                                  (32,190)       (39,465)      (108,660)      (118,395)
   Allocation of ESOP shares                                 -0-            -0-         19,733            -0-
   Allocation of RRP shares                                6,769            -0-         19,833            -0-
   Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts and
     certificates of deposit                             244,007        (74,515)     1,665,962       (212,517)
   Purchases of treasury stock                          (288,000)           -0-     (1,634,230)           -0-
                                                     -----------    -----------    -----------    -----------
Cash provided (used) by financing activities             (69,414)      (113,980)     1,712,638       (330,912)
                                                     -----------    -----------    -----------    -----------

   Net increase (decrease) in cash and
     cash equivalents                                   (356,806)       107,247         45,111     (2,055,060)

Cash and Cash Equivalents at Beginning
   of Period                                           2,052,211      1,690,849      1,650,294      3,853,156
                                                     -----------    -----------    -----------    -----------

Cash and Cash Equivalents at End of Period           $ 1,695,405    $ 1,798,096    $ 1,695,405    $ 1,798,096
                                                     ===========    ===========    ===========    ===========

Cash paid for:
   Interest                                          $   169,656    $   112,893    $   415,666    $   337,277
                                                     ===========    ===========    ===========    ===========

   Income taxes                                      $    43,000    $    45,000    $   150,481    $    37,418
                                                     ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarters ended March 31, 1998 and 1997, includes the results of operations of HBancorporation, Inc. (the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of HBancorporation, Inc. for the fiscal year ended June 30, 1997. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997



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

NOTE 5 - EARNINGS PER SHARE

Primary earnings per share amounts for the nine months ended March 31, 1998 and 1997 are computed based on the weighted-average number of shares of actually outstanding, 410,917 in 1998 and 455,836 in 1997. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming exercise of the stock options and RRP awards. The number of shares used in the computations of fully diluted earnings per share for the nine months ended March 31, 1998 and 1997 were 440,713 and 455,836, respectively.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company owns all the stock of the Bank. The Company had not engaged in any material operations at March 31, 1998, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Financial Condition

For the nine months ended December 31, 1998, total assets increased approximately $2.1 million from $17.8 million to $19.9 million. Assets increased as a result of an increase in cash, investments, and loans receivable. Deposits increased by approximately $1.7 million to $10.9 million at March 31, 1998, from $9.2 million at June 30, 1997. Management believes the increase in deposits stems from the Company offering higher rates over its competitors. For the nine months ended March 31, 1998, total stockholders' equity decreased approximately $1.4 million from $8.3 million to $6.9 million. The decrease was primarily due to the purchase of treasury stock and payment of dividends offset by net income.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Results of Operations:

Comparison of the three months ended March 31, 1998 and 1997.

General. Net income decreased to $73,000 for the three months ended March 31, 1998, compared to $76,000 for the same period in 1997. The decrease was primarily due to increases in interest expense and noninterest expense.

Interest Income. Total interest income increased by $65,000 or 18.3% to $421,000 for the three months ended March 31, 1998, compared to the same period last year. Income from loans grew by $63,000 for the three months. Investment income increased by $2,000 for the three months due primarily to higher amount of investments at a slightly higher interest rate.

Interest Expense. Total interest expense increased by $42,000 for the three months ended March 31, 1998, to $153,000 compared to $111,000 in the previous three month period. The increase was primarily due to interest on FHLB advances.

Net Interest Income. Net interest income before provision for loan losses increased $23,000 or 1.2% from $244,000 to $267,000 for the recent three month period compared to the same period a year ago, respectively.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month periods ended March 31, 1998 and 1997, the Bank made no addition to the allowance for loan losses. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate.

Noninterest Income. Noninterest income was $6,000 for the three month period ended March 31, 1998, compared to $3,000 for the same period in 1997. This increase is primarily due to loan fees and fees for issuing travelers' checks and service charges on checking accounts.

Noninterest Expense. For the three months ended March 31, 1998, the total noninterest expense was $139,000 compared to $124,000 for the same three months in 1997. This increase is due to contributions to the ESOP and costs associated with the RRP offset by lower professional fees.

Income Tax Expense. Income tax expense increased to $61,000 during the most recent three months compared to $48,000 for the same period a year ago. Higher taxes were the result of filing separate tax returns for the Bank and the holding company, and preparing consolidated financial statements.

Comparison of the nine months ended March 31, 1998 and 1997.

General. Net income increased to $232,000 for the nine months ended March 31, 1998, compared to $170,000 for the same period in 1997. The increase was primarily due to a $77,000 increase in net interest income, and lower deposit insurance premiums, offset by contributions to the ESOP and RRP.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Interest Income. Total interest income increased by $161,000 or 14.9% to $1,240,000 for the nine months ended March 31, 1998, compared to the same period last year. Income from loans increased by $201,000 for the nine months. Investment income decreased by $40,000 for the nine months due primarily to lower amount of investments at a slightly lower interest rate.

Interest Expense. Total interest expense increased by $84,000 for the nine months ended March 31, 1998, to $422,000 compared to $338,000 in the previous nine month period. The increase was primarily due to interest on FHLB advances.

Net Interest Income. Net interest income before provisions for loan losses increased $77,000 or 10.4% from $740,000 to $818,000 for the recent nine month period compared to the same period a year ago, respectively.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the nine month period ended March 31, 1998 the Bank made no addition to the allowance for loan losses, and recorded a provision of $5,000 for the same period in 1997. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to nonperforming loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has historically experienced low loan losses, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 1998 and June 30, 1997, the Bank's allowance for loan losses was $128,000.

The Bank had no nonperforming assets at March 31, 1998 or June 30, 1997. There was no foreclosed real estate owned by the Bank at March 31, 1998 or June 30, 1997.

Noninterest Income. Noninterest income was $27,000 for the nine month period ended March 31, 1998, compared to $5,000 for the same period in 1997. This increase is primarily due to loan fees and fees for issuing traveler's checks and service charges on checking accounts.

Noninterest Expense. For the nine months ended March 31, 1998, the total noninterest expense was $414,000 compared to $456,000 for the same nine months in 1997. Compensation and benefits have increased approximately $30,000 as a result of contributions to the ESOP,. costs associated with the RRP and the cashout of a deceased director's stock options. Deposit insurance premiums decreased approximately $65,000 for the nine months ended March 31, 1998, compared with the same period in 1997. This decrease is primarily due to a one-time FDIC assessment fee to recapitalize the SAIF insurance fund.

Income Tax Expense. Income tax expense increased to $199,000 during the most recent nine months compared to $115,000 for the same period a year ago. Higher taxes were the result of filing separate tax returns for the bank and the holding company, and preparing consolidated financial statements.

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

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At March 31, 1998, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 1998 relative to the regulatory capital requirements for the Bank.


                                                                 Amount
                                                              (in thousands)
                                                              --------------
Tier 1 Capital                                                   $6,141
Tier 1 Capital Requirement                                          593
                                                                 ------
Excess                                                           $5,548
                                                                 ======

Total Risk-Based Capital                                         $6,269
Risk-Based Capital Requirement                                    1,151
                                                                 ------
Excess                                                           $5,118
                                                                 ======

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

                                      HBANCORPORATION, INC.
                                      Registrant



Date:   April 14, 1998                /s/  Kevin J. Kavanaugh
                                      -----------------------
                                      Kevin J. Kavanaugh, President and Chief
                                      Executive Officer




Date:   April 14, 1998                /s/  Cleora Gillespie
                                      -----------------------
                                      Cleora Gillespie, Secretary and Treasurer