Form 10KSB
period 1998-06-30
HBANCORPORATION INC
filed 1998-09-25
CIK 818761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________________ to ___________________
          Commission file number 0-27700


                              HBANCORPORATION, INC
                 (Name of small business issuer in its charter)


            Delaware                                    37-1351506
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


619 12th Street, Lawrenceville, Illinois                                62439
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (618) 943-2515

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $1,713,383.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 1998, was approximately $5.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of June 30, 1998, there were 493,320 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

     Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

                                     PART I

Item 1. Description of Business

Forward-Looking Statements

     When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed by an outside service bureau. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $20,000.

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

     At June 30, 1998, the Company had $21.5 million of assets and stockholders' equity of $7.0 million (or 32.9% of total assets).

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

     The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits to originate mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial business loans and financing leases, commercial real estate loans, consumer loans and multi-family real estate loans. At June 30, 1998, at least 64.4% of the Bank's real estate mortgage loans were secured by properties located in Illinois.

Lending Activities

     Market  Area.  The  Company's   office  is  located  at  619  12th  Street,
Lawrenceville, Illinois. Through this office the Company primarily serves Lawrence County, Illinois and Knox County, Indiana.

     General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial business and financing loans, commercial real estate loans, consumer loans and multi-family real estate loans. At June 30, 1998, the Bank's gross loans outstanding totaled $16.3 million, of which $6.6 million or 40.5% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, all were short-term to intermediate-term fixed-rate loans. At that same date, commercial business loans totaled $3.4 million or 21.2% of the Bank's total loan portfolio, commercial real estate loans totaled $4.5 million or 27.3% of the Bank's total loan portfolio, consumer loans totaled $711,000 or 4.4% of the Bank's total loan portfolio, finance leases totaled $68,000 or .4% of the Bank's total loan portfolio, and multi-family real estate loans totaled $220,000 or 1.3% of the Bank's total loan portfolio.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process and allowances for losses) as of the dates indicated. All loans are fixed-rate loans.


                                                                             June 30,
                                ---------------------------------------------------------------------------------------------------
                                     1994                 1995                 1996                 1997                1998
                                ---------------      ---------------      ---------------      ---------------     ----------------
                                Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent     Amount   Percent
                                ------  -------      ------  -------      ------  -------      ------  -------     ------   -------
                                                                      (Dollars in Thousands)
Real Estate Loans:
 One- to four-family .......    $6,251   65.26%      $6,704   69.10%      $7,175   66.40%      $5,801   41.66%     $ 6,606   40.47%
 Commercial ................       838    8.74          969    9.99          702    6.50        3,419   24.55        4,463   27.34
 Multi-family ..............        40     .42          156    1.61          206    1.91          187    1.34          220    1.35
 Construction ..............       222    2.32           --      --          101     .93          433    3.11          800    4.90
                                ------   -----       ------   -----       ------   -----       ------   -----      -------   -----
     Total real estate loans     7,351   76.74        7,829   80.70        8,184   75.74        9,840   70.66       12,089   74.06
                                ------   -----       ------   -----       ------   -----       ------   -----      -------   -----

Other Loans:
 Consumer Loans:
  Deposit account ..........        93     .97            7     .07           10     .09           21     .15          126     .77
  Unsecured ................       116    1.21          150    1.55          148    1.37          207    1.49          146     .90
  Secured ..................       396    4.14          256    2.64          268    2.48          743    5.33          439    2.69
                                ------   -----       ------   -----       ------   -----       ------   -----      -------   -----
     Total consumer loans ..       605    6.32          413    4.26          426    3.94          971    6.97          711    4.36
                                ------   -----       ------   -----       ------   -----       ------   -----      -------   -----
 Commercial business loans .     1,264   13.19        1,169   12.04        1,975   18.28        2,969   21.32        3,454   21.16
 Financing leases ..........       359    3.75          291    3.00          220    2.04          146    1.05           68     .42
                                ------               ------               ------               ------              -------

     Total other loans .....     2,228                1,873                2,621                4,086                4,233

Less:
 Loans in process ..........        98                   --                  440                  291                  606
 Allowance for losses ......       113                  113                  118                  128                  133
                                ------               ------              -------              -------              -------
 Total loans receivable, net    $9,368               $9,589              $10,247              $13,507              $15,583
                                ======               ======              =======              =======              =======

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1998. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                     Real Estate
                       ------------------------------------
                                           Multi-family and                                         Commercial
                       One- to Four-Family    Commercial      Financing Leases      Consumer          Business          Total
                       ------------------- ----------------   ----------------  ---------------   ----------------  ----------------
                                 Weighted          Weighted          Weighted          Weighted           Weighted          Weighted
                                  Average           Average           Average           Average            Average           Average
                         Amount    Rate    Amount    Rate     Amount   Rate     Amount   Rate     Amount    Rate    Amount    Rate
                       --------- --------  ------  --------   ------ --------   ------ --------   ------  --------  ------  --------
                                                                    (Dollars in Thousands)
     Due During
    Years Ending
      June 30,
---------------------
1999(1) .............    $2,272    8.74%   $4,438    9.50%      $68    4.79%     $711   10.51%    $3,454    9.56%  $10,943    9.40%
2000 ................     1,399    9.13     1,045    8.74        --      --        --      --         --      --     2,444    8.96
2001 ................     2,913    8.85        --      --        --      --        --      --         --      --     2,913    8.85
2002 and 2003 .......        22    8.50        --      --        --      --        --      --         --      --        22    8.50

----------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after June 30, 1999 which have predetermined interest rates is $5.4 million, while there are no loans due after such dates which have floating or adjustable interest rates.

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

     One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by one- to four-family residential mortgages in its market area. At June 30, 1998, the Bank's one- to four-family residential mortgage loans totaled $6.6 million, or 40.5%, of the Bank's gross loan portfolio.

     The Bank currently offers only fixed-rate balloon mortgage loans for terms of three and five years, and with amortization of up to 30 years. For the year ended June 30, 1998, the Bank originated $8,511,000 of loans of which $2,121,000 or 24.9% of originations were one- to four-family residential mortgage loans, all of which were secured by one- to four-family residential real estate located in the Bank's market area. See "- Originations, Purchases and Sales of Loans."

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

     Commercial Business and Finance Lease Lending. The Bank also originates commercial business loans and finance leases. For the year ended June 30, 1998 approximately $3.5 million, or 21.6% of the Bank's gross loan portfolio, was comprised of commercial business loans and finance leases, all of which were performing in accordance with their terms at that date. The largest commercial business loan was for $300,000 for general operating expenses secured by inventory and equipment of which $300,000 was outstanding at June 30, 1998. The largest finance lease was for $328,000 secured by hospital equipment of which $68,000 was outstanding at June 30, 1998.

     The Bank offers only fixed-rate balloon commercial business loans with various terms and amortization of up to 20 years. The Bank's financing lease is a fixed-rate loan with a maturity schedule of five years. The Bank will generally lend up to 80% of the value of the collateral securing a commercial business loan or finance lease, although the Bank has occasionally originated unsecured commercial credits. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business and financing lease loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business and financing lease loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent, in part, upon the general economic environment). The Bank's commercial business and financing lease loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

     Commercial Real Estate Lending. The Bank also originates commercial real estate loans. For the year ended June 30, 1998 approximately $4,463,000, or 27.3% of the Bank's gross loan portfolio, was comprised of commercial real estate loans, all of which were performing at that date. The largest commercial real estate loan was for $750,000 secured primarily by an office building and house in Knox County, Indiana.

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

     Consumer Lending. The Bank offers secured and unsecured consumer loans. Secured loans may be collateralized by a variety of asset types, including automobiles, mobile homes, boats and deposits. The Bank currently originates substantially all of its consumer loans in its primary market area to existing or past customers. For the year ended June 30, 1998, the Bank's consumer loan portfolio totaled $711,000, or 4.4% of its gross loan portfolio.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, all of the Bank's consumer loans were performing in accordance with their terms. See "- NonPerforming Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

     Multi-Family Lending. The Bank offers fixed-rate balloon multi-family loans for terms of six months, three years and five years, and with amortization schedules of up to 20 years. The Bank will generally lend up to 80% of the value of the collateral securing the loan. For the year ended June 30, 1998, the Bank had $220,000 of multi-family real estate loans or 1.3% of the Bank's gross loan portfolio none of these loans were non-performing at that date.

     Multi-family lending is generally considered to involve a higher level of credit risk than one-to four-family residential lending. This greater risk in multi-family lending is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

Construction or Development Lending

     The Bank offers construction loans to both builders and individuals for the construction of one- to four-family residences or commercial buildings. Currently, such loans are offered with fixed-rates of interest. Following the construction period, these loans may become permanent loans, with terms of six months, three years, and five years and with maturity schedules of up to 30 years for residential property and 20 years for commercial property. For the year ended June 30, 1998, the Bank's construction loan portfolio totaled $800,000 or 4.9% of its gross loan portfolio.

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

     While the Bank currently originates only fixed-rate balloon loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year June 30, 1998, the Bank originated $8,511,000 in fixed-rate loans.

     The Bank from time-to-time has sold through participations fixed rate commercial business and real estate loan originations as part of its management policies. During the fiscal year ended June 30, 1998, the Bank sold $42,000 in fixed rate commercial real estate loans. Sales of these loans generally are beneficial to the Bank since these sales provide funds for additional lending and other investments and increase liquidity.

     During fiscal 1998, the Bank did not purchase any whole loans or participations of loans.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated.

                                                         Year Ended June 30,
                                                    ---------------------------
                                                     1996       1997       1998
                                                    ------     ------     ------
                                                           (In Thousands)
Originations by type:
 Fixed rate:
  Real estate - one- to four-family ...........     $  726     $1,475     $2,121
              - commercial ....................        653      2,628      1,844
              - multi-family ..................         85         --         49
              - construction ..................        474      1,381      2,120
  Non-real estate - consumer ..................        705        793        897
                  - commercial business .......      1,387      2,524      1,480
                                                    ------     ------     ------
         Total fixed-rate .....................      4,030      8,801      8,511
                                                    ------     ------     ------
         Total loans originated ...............      4,030      8,801      8,511
                                                    ------     ------     ------

Purchases:
Real estate - commercial ......................        190         --         --
Non-real estate - commercial business .........        589        651         --
                                                    ------     ------     ------
         Total loans purchased ................        779        651         --
                                                    ------     ------     ------
         Total purchased ......................        779        651         --
                                                    ------     ------     ------

Sales and Repayments:
Real estate - commercial ......................         81        530         42
Non-real estate - commercial business .........        409         --         --
                                                    ------     ------     ------
         Total loans sold .....................        490        530         42
Mortgage-backed securities ....................         10          7          2
                                                    ------     ------     ------
Principal repayments ..........................      3,643      5,663      6,391
                                                    ------     ------     ------
         Total reductions .....................      3,653      6,200      6,435
                                                    ------     ------     ------
         Net increase (decrease) ..............     $  666     $3,252     $2,076
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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1998

                                  Loans Delinquent For:
                                       60-89 Days                   Total Delinquent Loans
                              ------------------------------     ------------------------------
                                                     Percent                            Percent
                                                     of Loan                            of Loan
                              Number     Amount     Category     Number      Amount    Category
                              ------     ------     --------     ------      ------    --------

                                                   (Dollars in Thousands)
Real Estate:
One- to four-family........   ---        $---       ---%         ---         $---      ---%
                              ---        ----                    ---         ----

     Total.................   ---        $---       ---%         ---         $---      ---%
                              ===        ====                    ===         ====

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

                                                                                  June 30,
                                                        ------------------------------------------------------------
                                                         1994         1995          1996         1997          1998
                                                        ------       ------        ------       ------         -----
                                                                       (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
  One- to four-family...........................        $  ---       $  ---        $  ---       $  ---          $---
                                                        ------       ------        ------       ------          ----
     Total......................................        $  ---       $  ---        $  ---       $  ---          $---
                                                        ------       ------        ------       ------          ----

Total non-performing assets.....................        $  ---       $  ---        $  ---       $  ---          $---
                                                        ======       ======        ======       ======          ====
Total as a percentage of total assets...........          ---%         ---%          ---%         ---%          ---%
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

     In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of none of its assets as substandard, none as doubtful, and none as loss. At June 30, 1998, total classified assets comprised $0, or 0% of the Bank's capital, or 0% of the Bank's total assets.

     Other Loans of Concern. As of June 30, 1998, there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At June 30, 1998, the Bank had no real estate properties acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1998, the Bank had a total allowance for loan losses of $133,417, representing .9% of the Bank's loans, net. The additional provision was recorded because of the increase in the volume of commercial loans. See Note 3 of the Notes to Financial Statements.

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                                  June 30,
                        ---------------------------------------------------------------------------------------------------
                                     1994                              1995                               1996
                        ---------------------------------------------------------------------------------------------------
                                              Percent                           Percent                           Percent
                                              of Loans                          of Loans                          of Loans
                                      Loan    in Each                   Loan    in Each                   Loan    in Each
                        Amount of    Amounts  Category    Amount of    Amounts  Category    Amount of    Amounts  Category
                        Loan Loss      by     to Total    Loan Loss      by     to Total    Loan Loss      by     to Total
                        Allowance   Category     Loans    Allowance   Category     Loans    Allowance   Category     Loans
                        ---------   --------  --------    ---------   --------  --------    ---------   --------  --------
                                                                                               (In thousands)
One- to four-family        $90       $6,251     65.30%        $90      $6,704     69.10%        $92      $7,175     66.40%
Commercial real
  estate ..........          9          838      8.80           9         969     10.00          10         702      6.50
Multi-family ......          1           40       .40           1         156      1.60           1         206      1.91
Construction ......         --          222      2.30          --          --        --          --         101       .93
Consumer ..........          4          605      6.30           4         413      4.30           4         426      3.94
Commercial
  business ........          8        1,264     13.20           8       1,169     12.00          10       1,975     18.28
Unallocated .......          1           --        --           1          --        --           1          --        --
Financing leases ..         --          359      3.70          --         291      3.00          --         220      2.04
                         -----      -------    ------     -------     -------    ------     -------     -------    ------
     Total ........       $113       $9,579    100.00%       $113      $9,702    100.00%       $118     $10,805    100.00%
                         =====      =======    ======     =======     =======    ======     =======     =======    ======


                        ----------------------------------------------------------------
                                       1997                               1998
                        ---------------------------------- -----------------------------
                                              Percent                           Percent
                                              of Loans                          of Loans
                                      Loan    in Each                   Loan    in Each
                        Amount of    Amounts  Category    Amount of    Amounts  Category
                        Loan Loss      by     to Total    Loan Loss      by     to Total
                        Allowance   Category     Loans    Allowance   Category     Loans
                        ---------   --------  --------    ---------   --------  --------
One- to four-family       $92        $5,801    41.66%      $  95      $ 6,606     40.47%
Commercial real
  estate ..........        14         3,419    24.55          15        4,463     27.34
Multi-family ......         1           187     1.34           1          220      1.35
Construction ......         2           433     3.11           2          800      4.90
Consumer ..........         4           971     6.97           4          711      4.36
Commercial
  business ........        14         2,969    21.32          15        3,454     21.16
Unallocated .......         1            --       --           1           --        --
Financing leases ..        --           146     1.05          --           68       .42
                       ------       -------   ------     -------      -------    ------
     Total ........      $128       $13,926   100.00%       $133      $16,322    100.00%
                       ======       =======   ======     =======      =======    ======

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                             Year Ended June 30,
                                                         ---------------------------------------------------------
                                                          1994         1995         1996         1997        1998
                                                         ------       -----        ------        -----       -----
                                                                       (Dollars in Thousands)

Balance at beginning of period....................       $  113       $ 113         $ 113        $ 118       $ 128

Provision for loan losses.........................          ---          10             5           10           5
                                                        -------       -----        ------       ------    --------

Charge-offs:
  One- to four-family.............................          ---         ---           ---          ---         ---
  Multi-family....................................          ---         (10)          ---          ---         ---
                                                        -------       -----       -------      -------    --------
                                                            ---         (10)          ---          ---         ---
                                                        -------       -----       -------      -------    --------

Net charge-offs...................................          ---         (10)          ---          ---         ---
                                                        -------      ------       -------       ------    --------
Balance at end of period..........................        $ 113       $ 113        $  118        $ 128       $ 133
                                                          =====       =====        ======        =====       =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period......         ---%        .10%          ---%         ---%        ---%
                                                        ======        ====        ======       ======      ======

Ratio of net charge-offs during the period to
 average non-performing assets....................         ---%        ---%          ---%         ---%        ---%
                                                        ======       =====        ======       ======      ======

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

     Investment Securities. For the year ended June 30, 1998, the Bank's investment securities (including a $155,300 investment in the common stock of the Federal Reserve Bank of St. Louis and the Federal Home Loan Bank of Chicago ("FHLB")) totaled $2.8 million or 12.4% of its total assets. It has been the Bank's general policy to invest in U.S. government securities and federal agency obligations and other investment securities. As of June 30, 1998, the Bank held $257,000 in Federal Home Loan Mortgage Corporation stock. See Note 2 of the Notes to Financial Statements.

     National Banks are restricted in investments in corporate debt and equity securities. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $964,000 as of June 30, 1998, plus an additional 10% if the investments are fully secured by readily marketable collateral. At June 30, 1998, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of National Banks" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Bank's investments and mortgage-backed securities at the dates indicated. See Note 2 of the Notes to Financial Statements.

                                                                                                At June 30,
                                                                    1996                      1997                      1998
                                                             ------------------        ------------------        ------------------
                                                              Book        % of          Book         % of         Book         % of
                                                             Value        Total        Value        Total        Value        Total
                                                             ------       -----        ------       -----        ------       -----
                                                                                          (Dollars in Thousands)
Securities:
  Mutual funds .......................................       $   --         ---%       $   --         ---%       $   --         ---%
  FHLMC common stock .................................          116        1.75           191        5.14           257        5.21
  FHLB securities ....................................          990       14.89         1,003       26.98         1,000       20.30
  FNMA securities ....................................           --          --            --          --           779       15.81
  FRB stock ..........................................           68        1.02            68        1.83            68        1.38
  FHLB stock .........................................           66         .99            66        1.77            88        1.79
                                                             ------       -----        ------       -----        ------       -----
     Total equity securities and FHLB stock ..........       $1,240       18.65%       $1,328       35.72%       $2,192       44.49%
                                                             ======       =====        ======       =====        ======       =====

Other interest-earning assets:
  Interest-bearing deposits with banks(1) ............       $4,351       65.45%       $1,458       39.21%        2,121       43.05
                                                             ------       -----        ------       -----        ------       -----
     Total ...........................................       $4,351       65.45%       $1,458       39.21%       $2,121       43.05%
                                                             ======       =====        ======       =====        ======       =====

Mortgage-backed securities:
  FHLMC pool .........................................       $1,025       15.42%       $  907       24.40        $  592       12.01%
  GNMA ...............................................           32         .48            25         .67%           22         .45
                                                             ------       -----        ------       -----        ------       -----
     Total mortgage-backed securities ................       $1,057       15.90%       $  932       25.07%       $  614       12.46%
                                                             ======       =====        ======       ======       ======       =====

----------
(1) Comprised substantially of over-night deposits with the FHLB-Chicago.

     The Bank's investment securities portfolio at June 30, 1998, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     The Bank's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

     OCC guidelines, as well as those of the other federal banking regulators, regarding investment portfolio policy and accounting require savings associations to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At June 30, 1998, the Bank classified investments in FHLMC as available for sale. See Note 2 of the Notes to Financial Statements.

     Mortgage-backed Securities. The Bank has historically invested primarily in government agency obligations, which are backed by the full faith and credit of the U.S. Government. At June 30, 1998, the Bank's investment in mortgage-backed securities totaled $614,000 or 2.9% of its total assets. The market value of the Bank's mortgage-backed securities was $8,000 more than their carrying value at June 30, 1998. At June 30, 1998, the Bank's GNMA securities have been classified as held-to-maturity, and the FHLMC pool has been classified as available-for-sale. See Note 2 of the Notes to Financial Statements.

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at June 30, 1998.


                                                                             Due in                                June 30,
                                                   -----------------------------------------------------------       1998
                                                   6 Months     6 Months      1 to        3 to 5       5 to 10     Balance
                                                    or Less     to 1 Year    3 Years       Years        Years    Outstanding
                                                   --------     ---------    -------      ------       -------   -----------
                                                                                (In Thousands)
Mortgage-backed securities.......................     $60          $60         $243        $243         $  8         $614
                                                      ---          ---         ----        ----         ----         ----

     Total.......................................     $60          $60         $243        $243          $ 8         $614
                                                      ===          ===         ====        ====          ===         ====

Sources of Funds

     General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest earned on deposits with other banks, and other funds provided from operations.

     FHLB advances have been used recently to support lending activities and to assist in the Bank's asset/liability management strategy. At June 30, 1998, the Bank had $1,750,000 in FHLB advances, and had the capacity to borrow up to $3.6 million from the FHLB.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                                          June 30,
                                           ------------------------------------
                                             1996           1997          1998
                                           -------        -------       -------
                                                      (Dollars in Thousands)

Opening balance .....................      $ 9,167        $ 8,912       $ 9,244
Deposits ............................        4,692          6,221         8,344
Withdrawals .........................        5,181          6,093         5,557
Interest credited ...................          234            204           263
                                           -------        -------       -------
Ending balance ......................      $ 8,912        $ 9,244       $12,294
                                           =======        =======       =======
Net increase (decrease) .............      $  (255)       $   332       $ 3,050
                                           =======        =======       =======
Percent increase (decrease) .........        (2.78)%         3.73%        32.99%
                                           =======        =======       =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                  Year Ended June 30,
                                                       ------------------------------------------------------------------------
                                                               1996                      1997                      1998
                                                       --------------------      --------------------      --------------------
                                                                    Percent                   Percent                   Percent
                                                       Amount      of Total      Amount      of Total      Amount      of Total
                                                       ------      --------      ------      --------      ------      --------
                                                                              (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook Accounts 3.00 - 3.75% variable ...........    $ 1,426       15.91%      $ 1,941       20.85%      $ 1,871       15.10%
Variable Money Market Accounts 3.00 - 4.00% .......      1,181       13.17           384        4.13           681        5.49
                                                       -------      ------       -------      ------       -------      ------

Total Non-Certificates ............................      2,607       29.08         2,325       24.98         2,552       20.59
                                                       -------      ------       -------      ------       -------      ------

Certificates:

 0.00-4.00% .......................................        101        1.13            --          --            40         .32
 4.01-5.00% .......................................      2,645       29.50           324        3.48           240        1.94
 5.01-6.00% .......................................      3,217       35.89         6,540       70.26         8,927       72.04
 6.01-7.00% .......................................        342        3.81            54         .58           534        4.31
 7.01-8.00% .......................................         --          --            --          --            --          --
                                                       -------      ------       -------      ------       -------      ------

Total Certificates ................................      6,305       70.33         6,918       74.32         9,741       78.61
                                                       -------      ------       -------      ------       -------      ------
Accrued Interest ..................................         53         .59            65         .70            99         .80
                                                       -------      ------       -------      ------       -------      ------
Total Deposits ....................................    $ 8,965      100.00%      $ 9,308      100.00%      $12,392      100.00%
                                                       =======      ======       =======      ======       =======      ======

     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.

                                                4.01-        5.01-      6.01-                      Percent
                                    4.00%       5.00%        6.00%      7.00%         Total       of Total
                                   ------       -----        -----      -----         -----       --------
                                                           (Dollars in Thousands)
Certificate accounts
    maturing
in quarter ending:

September 30, 1998.............    $ 40         $240        $6,300       $459         $7,039        72.26%
December 31, 1998..............     ---          ---         1,782         15          1,797        18.45
March 31, 1999.................     ---          ---           281        ---            281         2.88
June 30, 1999..................     ---          ---           564         60            624         6.41
                                   ----        -----        ------      -----       --------       ------

   Total.......................    $ 40         $240        $8,927       $534         $9,741       100.00%
                                   ====         ====        ======       ====         ======       ======

   Percent of total............     .41%        2.47%       91.64%      5.48%
                                   ====         =====       ======      =====

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                          Maturity
                                                --------------------------
                                                           Over     Over
                                                3 Months  3 to 6   6 to 12
                                                or Less   Months   Months    Total
                                                -------   ------   ------    -----
                                                            (In thousands)

Certificates of deposit less than $100,000....   $6,039   $1,226   $  705   $7,970

Certificates of deposit of $100,000 or more...      700      571      100    1,371

Public funds (1) .............................      300       --      100      400
                                                 ------   ------   ------   ------

Total certificates of deposit ................   $7,039   $1,797   $  905   $9,741
                                                 ======   ======   ======   ======

----------
(1)  Deposits from governmental and other public entities.


Subsidiary Activities

     The Bank is permitted by OCC regulations to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions. At June 30, 1998, the Bank had no subsidiaries.

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

     The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At June 30, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $964,000. At June 30, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's five largest lending relationship at June 30, 1998 were as follows: (i) $838,000 consisting of three loans to one borrower secured primarily by real estate and agricultural equipment located in Lawrence County, Illinois and Knox County, Indiana; (ii) $764,000 consisting of three loans to one borrower secured primarily by office buildings and houses in Knox County, Indiana; (iii) $597,000 consisting of nine loans secured primarily by real estate in Champaign County, Illinois; (iv) $589,000 consisting of two loans to one borrower secured by oil leases and real estate located in Crawford County, Illinois; and (v) $564,500 consisting of five loans secured by titles, equipment and inventory located in Lawrence County, Illinois. At June 30, 1998, all of these loans totaling $3.4 million in the aggregate were performing in accordance with their terms.

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

Federal Reserve System

     The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank had $67,800 FRB stock, which was in compliance with these reserve requirements.

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

     Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the Holding Company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Holding Company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See " -- Regulatory Capital Requirements --Prompt Corrective Action."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 1998, the Bank had $87,500 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.7% and were 6.4% for calendar year 1997.

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

     For the year ended June 30, 1998, dividends paid by the FHLB of Chicago to the Bank totaled $5,087, which constitute a $331 increase over the amount of dividends received in calendar year 1997.

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

     The Bank has recorded a deferred tax liability of approximately $71,000, relating to unrealized gains on available-for-sale securities, accumulated depreciation and cash-accrual conversions.

     The Bank files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company and the Bank began filing consolidated tax returns with fiscal 1998.

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

     The Bank primarily serves Lawrence County, Illinois and Knox County, Indiana. There are twelve commercial banks and two credit unions, other than the Bank, which compete for deposits and loans in the Bank's market area.

Employees

     At June 30, 1998, the Bank had a total of five full-time and one part-time employee. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Properties

     The Bank conducts its business through one office, which is located in Lawrence County, Illinois. The Bank owns its main office. The following table sets forth information relating to the Bank's office as of June 30, 1998. The total net book value of the Bank's premises and equipment

(including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was approximately $51,000. See Note 5 of the Notes to Financial Statements.

                                                 Total
                                              Approximate
                                Date            Square         Net Book Value at
           Location           Acquired          Footage          June 30, 1998
           --------           --------          -------          -------------

Main Office:                    1965             6,285              $51,000
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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

     Page 34 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation

     Pages 4 through 13 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                                 Pages in
                                                                                  Annual
Annual Report Section                                                             Report
---------------------                                                             ------
Report of Independent Auditors..................................................    14
Consolidated Statements of Financial Condition as of June 30, 1997 and 1998.....    15
Consolidated Statements of Operations for the Years Ended June 30, 1996,
  1997 and 1998.................................................................    16
Consolidated Statements of Stockholders' Equity for
 Years Ended June 30, 1996, 1997 and 1998.......................................    17
Consolidated Statements of Cash Flows for Years Ended June 30, 1996,
 1997 and 1998..................................................................    18
Notes to Consolidated Financial Statements...................................... 19 to 23

     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

 Regulation                                                                             Reference to
    S-B                                                                               Prior Filing or
  Exhibit                                                                              Exhibit Number
  Number                        Document                                              Attached Hereto
  ------                        --------                                              ---------------
      2             Plan of acquisition, reorganization,
                    arrangement, liquidation or succession                                  None
      3(i)          Certificate of Incorporation                                             *
      3(ii)         By-Laws                                                                3(ii)
      4             Instruments defining the rights of security                              **
                    holders, including debentures
      9             Voting Trust Agreement                                                  None
     10             Material Contracts
                    (a)  Employment Contract between                                         **
                          Kevin J. Kavanaugh and the Bank
                    (b)  1997 Stock Option and Incentive Plan                               ***
                    (c)  Recognition and Retention Plan                                     ***
     11             Statement re:  computation of per share earnings                        None
     13             Annual Report to Stockholders                                            13
     16             Letter re:  change in certifying accountants                            None
     18             Letter re:  change in accounting principles                             None
     21             Subsidiaries of Registrant                                               21
     22             Published report regarding matters submitted to                         None
                    vote of security holders
     23             Consents of Experts and Counsel                                          23
     24             Power of Attorney                                                   Not required
     27             Financial Data Schedule                                                  27
     99             Additional Exhibits                                                     None

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on December 19, 1995 (File No. 33-80589) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on January 31, 1996 (File No. 33-80589) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*** Filed as exhibits to the Company's Form 10-KSB (File No. 0-27700) for the fiscal year ended June 30, 1997.

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on July 29, 1998 (File No. 0-27700) regarding amendments to the bylaws.

                                   SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HBANCORPORATION, INC.


Date: September 25, 1998                   By: /s/ Kevin J. Kavanaugh
                                               --------------------------------
                                               Kevin J. Kavanaugh
                                               (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:   /s/ Kevin J. Kavanaugh                   By:   /s/ Cleora Gillespie
      -----------------------------------            -----------------------------------
      Kevin J. Kavanaugh, Chairman of the            Cleora Gillespie, Secretary and
       Board, President and Chief                    Treasurer (Chief Financial
       Executive Officer                              and Accounting Officer)
       (Principal Executive and Operating
       Officer)


Date: September 25, 1998                       Date: September 25, 1998


By:   /s/ Robert R. Ernst                      By:   /s/ Henry J. DeBuisseret, Jr.
      --------------------------                     -----------------------------------
      Robert R. Ernst, Director                      Henry J. DeBuisseret, Jr., Director


Date: September 25, 1998                       Date: September 25, 1998


By:   /s/ John H. White                        By:   /s/ L. Patrick Kavanaugh
      --------------------------                     -----------------------------------
      John H. White, Director                        L. Patrick Kavanaugh, Director


Date: September 25, 1998                       Date: September 25, 1998


By:   /s/ Mary E. Dennison
      --------------------------
      Mary E. Dennison, Director

Date: September 25, 1998