Form 10QSB
period 1998-09-30
HBANCORPORATION INC
filed 1998-11-03
CIK 818761

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X} Yes { } No

As of September 30, 1998, there were 493,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

{ }   Yes                 {X}   No

                              HBANCORPORATION, INC.

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at September 30, 1998
         and June 30, 1998                                                                         1

         Consolidated Statements of Income for the three months ended
         September 30, 1998 and 1997                                                               2

         Consolidated Statement of Changes in Stockholders' Equity for the
         three months ended September 30, 1998 and 1997                                            3

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 1998 and 1997                                                         4

         Notes to Consolidated Financial Statements                                              5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               7-9

Part II. Other Information

         Item 1.  Legal Proceedings                                                               10

         Item 2.  Exhibits and Reports on Form 8-K                                                10

         Item 3.  Stockholders Voting                                                             10

         Signatures                                                                               11

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                   (Unaudited)
                                                                  September 30,     June 30,
                                                                      1998            1998
                                                                  ------------    ------------
                         ASSETS
Cash and equivalents:
   Cash                                                           $    128,474    $    612,736
   Interest bearing deposits                                         3,847,950       2,120,840
                                                                  ------------    ------------
         Total cash and cash equivalents                             3,976,424       2,733,576

Investments available for sale at fair value                         1,510,517       1,628,638
Investments held to maturity at cost                                 3,020,047       1,022,166
Loans receivable, net                                               15,146,387      15,582,966
Federal Home Loan Bank stock at cost                                    87,500          87,500
Federal Reserve Bank stock at cost                                      67,800          67,800
Accrued interest receivable                                            268,608         247,437
Office property and equipment, net                                      52,277          51,451
Other assets                                                            38,310          36,716
                                                                  ------------    ------------
         Total Assets                                             $ 24,167,870    $ 21,458,250
                                                                  ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                               $  2,606,456    $  1,871,150
   Money market accounts                                               397,607         681,126
   Certificates of deposit                                           8,660,383       7,969,700
   Certificates of deposit $100,000 and over                         3,287,472       1,771,564
                                                                  ------------    ------------
         Total Deposits                                             14,951,918      12,293,540

   Advances from FHLB                                                1,750,000       1,750,000

Other Liabilities:                                                     436,900         365,237
                                                                  ------------    ------------
         Total Liabilities                                          17,138,818      14,408,777
                                                                  ------------    ------------
Stockholders' Equity:
   Common stock, $.01 par value, 2 million shares authorized,
     493,320 shares issued; 403,460 shares outstanding at
     September 30, 1998; and 409,560 shares outstanding at
     June 30, 1998                                                       4,933           4,933
   Additional paid in capital                                        4,543,776       4,540,644
   Retained earnings                                                 4,202,936       4,166,189
   Treasury stock at cost                                           (1,433,378)     (1,359,078)
   Net unrealized appreciation on available-for-sale securities
     net of deferred tax                                               178,250         164,250
   Unearned ESOP and recognition and retention shares                 (467,465)       (467,465)
                                                                  ------------    ------------

         Total Stockholders' Equity                                  7,029,052       7,049,473
                                                                  ------------    ------------

         Total Liabilities and Stockholders' Equity               $ 24,167,870    $ 21,458,250
                                                                  ============    ============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                Three months ended
                                                                   September 30,
                                                                ------------------
                                                                    (Unaudited)
                                                                 1998        1997
                                                               --------   --------
INTEREST INCOME
   Loans receivable                                            $358,379   $337,244
   Investments                                                  113,559     74,292
                                                               --------   --------
         Total Interest Income                                  471,938    411,536
                                                               --------   --------
INTEREST EXPENSE
   Interest on deposits                                         173,512    115,765
   Interest on FHLB advances                                     24,721      8,100
                                                               --------   --------
         Total Interest Expense                                 198,233    123,865
                                                               --------   --------

         Net Interest Income                                    273,705    287,671
   Provision for Loan Losses                                      5,000        -0-
                                                               --------   --------
         Net interest income after provision for loan losses    268,705    287,671
                                                               --------   --------
NONINTEREST INCOME
   Customer service fees and other                                6,726      5,768
                                                               --------   --------
         Total Noninterest Income                                 6,726      5,768
                                                               --------   --------
NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                                   91,190     78,182
     Occupancy and equipment                                     11,471      8,943
     Deposit insurance premium                                    5,189      4,780
     SAIF assessment fee                                            -0-        -0-
     Computer expense                                             3,794      4,033
     Other                                                       32,683     36,171
                                                               --------   --------
         Total Noninterest Expenses                             144,327    132,109
                                                               --------   --------

INCOME BEFORE INCOME TAX                                        131,104    161,330

Income Tax Expense                                               61,602     69,500
                                                               --------   --------

NET INCOME                                                     $ 69,502   $ 91,830
                                                               ========   ========

Earnings Per Share:
   Primary                                                     $   0.14   $   0.19
                                                               ========   ========

   Fully diluted                                               $   0.14   $   0.19
                                                               ========   ========



See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                   Common           Paid in            Retained          Treasury
                                                                   Stock            Capital            Earnings            Stock
                                                                -----------       -----------        -----------        -----------
BALANCE, June 30, 1997                                          $     4,933       $ 4,514,279        $ 4,015,104        $   (26,838)
Net income for the quarter ended
   September 30, 1997                                                     0                 0             91,830                  0
Cash dividends                                                            0                 0            (39,468)                 0
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $84,000                                       0                 0                  0                  0
Effect of contribution to fund ESOP                                       0             6,248                  0                  0
Purchase of treasury stock                                                0                 0                  0           (439,867)
                                                                -----------       -----------        -----------        -----------
BALANCE, September 30, 1997                                     $     4,933       $ 4,520,527        $ 4,067,466        $  (466,705)
                                                                ===========       ===========        ===========        ===========

BALANCE, June 30, 1998                                          $     4,933       $ 4,540,644        $ 4,166,189        $(1,359,078)
Net income for the quarter ended
   September 30, 1998                                                     0                 0             69,502                  0
Cash dividends                                                            0                 0            (32,755)                 0
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $125,250                                      0                 0                  0                  0
Effect of contribution to fund ESOP                                       0             3,132                  0                  0
Purchase of treasury stock                                                0                 0                  0            (74,300)
                                                                -----------       -----------        -----------        -----------
BALANCE, September 30, 1998                                     $     4,933       $ 4,543,776        $ 4,202,936        $(1,433,378)
                                                                ===========       ===========        ===========        ===========




                                                                Unrealized          Unearned            RRP
                                                                Gain (Loss)          Compen-           Compen-             Total
                                                                Securities           sation            sation             Equity
                                                                -----------       -----------        -----------        -----------
BALANCE, June 30, 1997                                          $   111,500       $  (335,453)       $         0        $ 8,283,525
Net income for the quarter ended
   September 30, 1997                                                     0                 0                  0             91,830
Cash dividends                                                            0                 0                  0            (39,468)
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $84,000                                   8,500                 0                  0              8,500
Effect of contribution to fund ESOP                                       0                 0                  0              6,248
Purchase of treasury stock                                                0                 0                  0           (439,867)
                                                                -----------       -----------        -----------        -----------

BALANCE, September 30, 1997                                     $   120,000       $  (335,453)       $         0        $ 7,910,768
                                                                ===========       ===========        ===========        ===========

BALANCE, June 30, 1998                                          $   164,250       $  (295,988)       $  (171,477)       $ 7,049,473
Net income for the quarter ended
   September 30, 1998                                                     0                 0                  0             69,502
Cash dividends                                                            0                 0                  0            (32,755)
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $125,250                                 14,000                 0                  0             14,000
Effect of contribution to fund ESOP                                       0                 0                  0              3,132
Purchase of treasury stock                                                0                 0                  0            (74,300)
                                                                -----------       -----------        -----------        -----------
BALANCE, September 30, 1998                                     $   178,250       $  (295,988)       $  (171,477)       $ 7,029,052
                                                                ===========       ===========        ===========        ===========

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three months ended
                                                                                           September 30,
                                                                               ----------------------------------
                                                                                           (Unaudited)
                                                                                   1998                   1997
                                                                               -----------            -----------
NET INCOME (Loss)                                                              $    69,502            $    91,830
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                    4,575                  3,039
     (Increase) decrease in other assets                                            (1,594)                 1,839
     (Increase) in interest receivable                                             (21,171)               (47,124)
     Increase in other liabilities                                                  71,663                 75,434
     Provision for loan loss                                                         5,000                    -0-
                                                                               -----------            -----------
Cash provided by operating activities                                              127,975                125,018
                                                                               -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net decrease                                              -0-                100,000
   Proceeds from maturities of investments held to maturity                          4,184                    659
   Purchase of investments held to maturity                                     (2,002,065)                   -0-
   Proceeds from maturities of investments available-for-sale                      132,121                    -0-
   Purchase of investments available-for-sale                                          -0-             (1,013,534)
   Purchase of fixed assets                                                         (5,401)                (1,256)
   Net (increase) decrease in loans                                                431,579               (442,773)
                                                                               -----------            -----------
Cash (used) by investing activities                                             (1,439,582)            (1,356,904)
                                                                               -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from FHLB                                                                  -0-              1,000,000
   Payment of dividends                                                            (32,755)               (39,468)
   Allocation of ESOP shares                                                         3,132                  6,248
   Net increase in passbook savings, money market accounts
     and certificates of deposit                                                 2,658,378                763,036
   Purchases of treasury stock                                                     (74,300)              (439,867)
                                                                               -----------            -----------
Cash provided by financing activities                                            2,554,455              1,289,949
                                                                               -----------            -----------
     Net increase in cash and cash equivalents                                   1,242,848                 58,063

Cash and Cash Equivalents at Beginning of Period                                 2,733,576              1,650,294
                                                                               -----------            -----------
Cash and Cash Equivalents at End of Period                                     $ 3,976,424            $ 1,708,357
                                                                               ===========            ===========
Cash paid for:
   Interest                                                                    $   175,894            $   115,862
                                                                               ===========            ===========
   Income taxes                                                                $    19,879            $    21,481
                                                                               ===========            ===========

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997



NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarters ended September 30, 1998 and 1997, includes the results of operations of HBancorporation, Inc. (the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of HBancorporation, Inc. for the fiscal year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997



NOTE 3 - STOCK CONVERSION, CONTINUED

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

NOTE 4 - EMPLOYEE BENEFIT AND STOCK OPTION PLANS

On April 28, 1997, the stockholders' approved the HBancorporation, Inc. Recognition and Retention Plan. The purpose of this plan is to provide directors, officers and employees with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Company and the Bank. The terms of each RRP will be identical, only the participants and the number of shares awarded to each participant vary. Eligible directors, officers and other key employees of the Company will earn (i.e., become vested in) shares of common stock covered by the award at a rate not to exceed 20% per year, with the first installment vesting April 28, 1997.

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

NOTE 5 - EARNINGS PER SHARE

Primary earnings per share amounts for the three months ended September 30, 1998 and 1997 are computed based on the weighted-average number of shares actually outstanding, 486,266 in 1998, and 485,130 in 1997. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming exercise of the stock options and RRP awards. The number of shares used in the computations of fully diluted earnings per share for the three months ended September 30, 1998 and 1997 were 495,062 and 495,055, respectively.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



General

The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company owns all the stock of the Bank. The Company had not engaged in any material operations at September 30, 1998, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Financial Condition

For the three months ended September 30, 1998, total assets increased approximately $2,710,000 from $21.5 million to $24.2 million. Assets increased as a result of an increase in investments available for sale. Deposits increased by approximately $2,660,000 to $15.0 million at September 30, 1998, from $12.3 million at June 30, 1998. Management believes the increase in deposits stems from customers seeking higher yielding investment alternatives. For the three months ended September 30, 1998, total stockholders' equity decreased approximately $20,000. The decrease was primarily a result of the purchase of treasury stock and payment of dividends offset by net income.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Results of Operations:

Comparison of the three months ended September 30, 1998 and 1997.

General. Net income decreased to $69,000 for the three months ended September 30, 1998, compared to $92,000 for the same period in 1997. The decrease was primarily related to higher interest expense on deposits and FHLB advances.

Interest Income. Total interest income increased by $60,000 or 14.6% to $472,000 for the three months ended September 30, 1998, compared to the same period last year. Income from loans grew by $21,000 for the three months. Investment income increased by $39,000 for the three months due primarily to the purchase of investment securities.

Interest Expense. Total interest expense increased by $74,000 for the three months ended September 30, 1998, to $198,000 compared to $124,000 in the previous three month period. The amount of certificates of deposit have increased substantially for the most recent three month period compared to the same period a year ago. The Bank paid $25,000 interest to FHLB on advances for the three months ended September 30, 1998.

Net Interest Income. Net interest income before provision for loan losses decreased $14,000 or 4.9% for the recent three month period compared to the same period a year ago, from $288,000 to $274,000.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended September 30, 1998 the Bank recorded a $5,000 provision for loan losses, compared to no provision for the three month period ended September 30, 1997. The Bank continues to monitor and adjust its allowance for loan losses as management's analysis of its loan portfolio and economic conditions dictate. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, the level of the Bank's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates. Because the Bank has had extremely low loan losses during its history, management also considers the loss experience of similar portfolios in comparable lending markets. In addition, federal regulators may require additional reserves as a result of their examination of the Bank. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets. The allowance for loan losses reflects what the Bank currently believes is an adequate level of resources, although there can be no assurance that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of September 30, 1998 and June 30, 1998, the Bank's allowance for loan losses was $138,000 and $133,000, respectively.

The Bank had no nonperforming assets at September 30, 1998 or June 30, 1998. There was no foreclosed real estate owned by the Bank at September 30, 1998 or June 30, 1998.

Noninterest Income. Noninterest income was substantially the same for the three month periods ended September 30, 1998 and 1997.

Noninterest Expense. For the three months ended September 30, 1998, the total noninterest expense was $144,000 compared to $132,000 for the same three months in 1997. General and administrative costs have increased as a result of the ESOP and the RRP.

                              HBANCORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Income Tax Expense. Income tax expense decreased to $62,000 during the most recent three months compared to $70,000 for the same period a year ago. Lower taxes were the result of decreased income before tax of $131,000 for the most recent three months compared to $161,000 for a year ago.

Capital Requirements. The Company's main sources of funds are deposits and loan and investment repayments. Other potential sources would include borrowings from the Federal Home Loan Bank of Chicago (FHLB). As a national bank, the Bank is not subject to any prescribed liquidity requirement.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At September 30, 1998, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at September 30, 1998 relative to the regulatory capital requirements for the Bank.


                                                                Amount
                                                            (in thousands)
                                                           ----------------
         Tier 1 Capital                                    $          6,353
         Tier 1 Capital Requirement                                     719
                                                           ----------------
         Excess                                            $          5,634
                                                           ================

         Total Risk-Based Capital                          $          6,491
         Risk-Based Capital Requirement                               1,215
                                                           ----------------
         Excess                                            $          5,276
                                                           ================

                           PART II. OTHER INFORMATION



Item 1    Legal Proceedings

          There are no material legal proceedings to which the Company or the Bank is a party or of which any of their property is subject. From time-to-time, the Bank is a party to legal proceedings incident to its business.

Item 2.   Exhibits and Reports on Form 8-K

          Form 8K filed August 5, 1998 Amending By-Laws


Item 3. (a) On October 27, 1998, HBancorporation, Inc., (the "Corporation") held its Annual Meeting of Stockholders

          (b) At the meeting, Kevin J. Kavanaugh and Mary E. Denison were elected for terms to expire in 2001.

          (c) Stockholders voted on the following matters:


               i)  The  election  of  the   following   two   directors  of  the
          Corporation;


                VOTES:                            FOR           AGAINST    ABSTAIN       BROKER-NON-VOTES
                ------                            ---           -------    -------       ----------------

              Kevin J. Kavanaugh                  375,496        0          4,970         0


              Mary E. Denison                     375,496        0          4,970         0


               ii) The ratification of the appointment of Kemper CPA Group, L.L.C. as independent auditors of the corporation for the fiscal year ending June 30, 1998

                VOTES:                            FOR           AGAINST    ABSTAIN       BROKER-NON-VOTES
                ------                            ---           -------    -------       ----------------
                                                  375,996        4,470      0             0

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HBANCORPORATION, INC.
                                       Registrant



Date: November 3, 1998                 /s/  Kevin J. Kavanaugh
                                       -----------------------------------------
                                       Kevin J. Kavanaugh, President and Chief
                                       Executive Officer




Date: November 3, 1998                 /s/  Cleora Gillespie
                                       -----------------------------------------
                                       Cleora Gillespie, Secretary and Treasurer