Form 10QSB
period 1998-12-31
HBANCORPORATION INC
filed 1999-02-02
CIK 818761

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998
                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { }No

As of December 31, 1998, there were 493,320 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):

{ }  Yes       {X}  No

                              HBANCORPORATION, INC.

                                      INDEX

                                                                                              PAGE
                                                                                              ----
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at December 31, 1998
         and June 30, 1998                                                                     1

         Consolidated Statements of Income for the three and six months ended
         December 31, 1998 and 1997                                                            2

         Consolidated Statement of Changes in Stockholders' Equity for the
         six months ended December 31, 1998 and 1997                                           3

         Consolidated Statements of Cash Flows for the three and six months
         ended December 31, 1998 and 1997                                                      4

         Notes to Consolidated Financial Statements                                           5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            7-11

Part II.  Other Information

         Item 1.  Legal Proceedings                                                            12

         Item 2.  Exhibits and Reports on Form 8-K                                             12

         Signatures                                                                            13

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            (Unaudited)
                                                                            December 31,        June 30,
                                                                                1998              1998
                                                                           ---------------  ---------------
             ASSETS
Cash and equivalents:
   Cash                                                                     $     96,978      $    612,736
   Interest bearing deposits                                                   2,906,591         2,120,840
                                                                            ------------      ------------
         Total cash and cash equivalents                                       3,003,569         2,733,576

Investments available for sale at fair value                                   1,373,193         1,628,638
Investments held to maturity at cost                                           4,416,959         1,022,166
Loans receivable, net                                                         16,323,642        15,582,966
Federal Home Loan Bank stock at cost                                              87,500            87,500
Federal Reserve Bank stock at cost                                                67,800            67,800
Accrued interest receivable                                                      199,500           247,437
Office property and equipment, net                                               194,373            51,451
Other assets                                                                      34,204            36,716
                                                                            ------------      ------------
         Total Assets                                                       $ 25,700,740      $ 21,458,250
                                                                            ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Passbook savings                                                         $  1,907,099      $  1,871,150
   Money market accounts                                                         603,914           681,126
   Certificates of deposit                                                     9,831,653         7,969,700
   Certificates of deposit $100,000 and over                                   4,043,802         1,771,564
                                                                            ------------      ------------
         Total Deposits                                                       16,386,468        12,293,540

   Advances from FHLB                                                          1,750,000         1,750,000

Other Liabilities:                                                               430,531           365,237
                                                                            ------------      ------------
         Total Liabilities                                                    18,566,999        14,408,777
                                                                            ------------      ------------

Stockholders' Equity:
   Common stock,  $.01 par value,  2 million shares  authorized,
     493,320 shares issued; 403,460 shares outstanding at
     December 31, 1998; and 409,560 shares outstanding at
     June 30, 1998                                                                 4,933             4,933
   Additional paid in capital                                                  4,546,806         4,540,644
   Retained earnings                                                           4,235,312         4,166,189
   Treasury stock at cost                                                     (1,433,378)       (1,359,078)
   Net unrealized appreciation on available-for-sale securities
     net of deferred tax                                                         217,000           164,250
   Unearned ESOP and recognition and retention shares                           (436,932)         (467,465)
                                                                            ------------      ------------
         Total Stockholders' Equity                                            7,133,741         7,049,473
                                                                            ------------      ------------

         Total Liabilities and Stockholders' Equity                         $ 25,700,740      $ 21,458,250
                                                                            ============      ============

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                        CONSOLIDATED STATEMENTS OF INCOME



                                                          Three months ended              Six months ended
                                                              December 31,                  December 31,
                                                      --------------------------     -------------------------
                                                              (Unaudited)                   (Unaudited)
                                                         1998            1997           1998           1997
                                                      ----------      ----------     ----------     ----------
INTEREST INCOME
   Loans receivable                                   $  399,681      $  328,284     $  758,060     $  665,528
   Investments                                           129,841          79,545        243,400        153,837
                                                      ----------      ----------     ----------     ----------
         Total Interest Income                           529,522         407,829      1,001,460        819,365
                                                      ----------      ----------     ----------     ----------

INTEREST EXPENSE
   Interest on deposits                                  206,535         123,777        380,047        239,542
   Interest on FHLB advances                              24,721          21,279         49,442         29,379
                                                      ----------      ----------     ----------     ----------
         Total Interest Expense                          231,256         145,056        429,489        268,921
                                                      ----------      ----------     ----------     ----------

         Net Interest Income                             298,266         262,773        571,971        550,444

   Provision for Loan Losses                               2,500             -0-          7,500            -0-
                                                      ----------      ----------     ----------     ----------
         Net interest income after provision
           for loan losses                               295,766         262,773        564,471        550,444
                                                      ----------      ----------     ----------     ----------

NONINTEREST INCOME
   Customer service fees and other                         8,286          15,634         15,012         21,402
                                                      ----------      ----------     ----------     ----------
         Total Noninterest Income                          8,286          15,634         15,012         21,402
                                                      ----------      ----------     ----------     ----------

NONINTEREST EXPENSES
   General and administrative
     Compensation and benefits                           112,674          78,912        203,864        157,094
     Occupancy and equipment                              14,747          10,262         26,218         19,205
     Deposit insurance premium                             5,237           4,861         10,426          9,641
     Computer expense                                      6,267           4,335         10,061          8,368
     Legal expense                                        12,859          18,592         21,312         29,687
     Other                                                32,615          25,777         56,845         50,853
                                                      ----------      ----------     ----------     ----------
         Total Noninterest Expenses                      184,399         142,739        328,726        274,848
                                                      ----------      ----------     ----------     ----------

INCOME BEFORE INCOME TAX                                 119,653         135,668        250,757        296,998

Income Tax Expense                                        55,000          68,200        116,602        137,700
                                                      ----------      ----------     ----------     ----------

NET INCOME                                            $   64,653      $   67,468     $  134,155     $  159,298
                                                      ==========      ==========     ==========     ==========

Earnings Per Share:
   Primary                                            $     0.13      $     0.16     $     0.28     $     0.36
                                                      ==========      ==========     ==========     ==========

   Fully diluted                                      $     0.13      $     0.16     $     0.27     $     0.35
                                                      ==========      ==========     ==========     ==========


See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                 Common       Paid in      Retained       Treasury
                                                 Stock        Capital      Earnings        Stock
                                              -----------   -----------   -----------    -----------
BALANCE, June 30, 1997                        $     4,933   $ 4,514,279   $ 4,015,104    $   (26,838)
Net income for the six months ended
   December 31, 1997                                    0             0       159,298              0
Cash dividends                                          0             0       (76,470)             0
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $100,000                    0             0             0              0
Effect of contribution to fund ESOP                     0             0             0              0
Effect of contribution to fund RRP                      0        13,064             0              0
Purchase of treasury stock                              0             0             0     (1,346,230)
                                              -----------   -----------   -----------    -----------

BALANCE, September 30, 1997                   $     4,933   $ 4,527,343   $ 4,097,932    $(1,373,068)
                                              ===========   ===========   ===========    ===========

BALANCE, June 30, 1998                        $     4,933   $ 4,540,644   $ 4,166,189    $(1,359,078)
Net income for the six months ended
   December 31, 1998                                    0             0       134,155              0
Cash dividends                                          0             0       (65,032)             0
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $152,500                    0             0             0              0
Effect of contribution to fund ESOP                     0         6,162             0              0
Effect of contribution to fund RRP                      0             0             0              0
Purchase of treasury stock                              0             0             0        (74,300)
                                              -----------   -----------   -----------    -----------

BALANCE, December 31, 1998                    $     4,933   $ 4,546,806   $ 4,235,312    $(1,433,378)
                                              ===========   ===========   ===========    ===========




                                              Unrealized      Unearned         RRP
                                              Gain (Loss)      Compen-        Compen-        Total
                                              Securities       sation         sation         Equity
                                              -----------   -----------    -----------    -----------
BALANCE, June 30, 1997                        $   111,500   $  (335,453)   $         0    $ 8,283,525
Net income for the six months ended
   December 31, 1997                                    0             0              0        159,298
Cash dividends                                          0             0              0        (76,470)
Change in net unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $100,000               30,500             0              0         30,500
Effect of contribution to fund ESOP                     0        19,733              0         19,733
Effect of contribution to fund RRP                      0             0              0         13,064
Purchase of treasury stock                              0             0              0     (1,346,230)
                                              -----------   -----------    -----------    -----------

BALANCE, September 30, 1997                   $   142,000   $  (315,720)   $         0    $ 7,083,420
                                              ===========   ===========    ===========    ===========

BALANCE, June 30, 1998                        $   164,250   $  (295,988)   $  (171,477)   $ 7,049,473
Net income for the six months ended
   December 31, 1998                                    0             0              0        134,155
Cash dividends                                          0             0              0        (65,032)
Change in unrealized gain on securities
   available-for-sale, net of applicable
   deferred income taxes of $152,500               52,750             0              0         52,750
Effect of contribution to fund ESOP                     0        19,733              0         25,895
Effect of contribution to fund RRP                      0             0         10,800         10,800
Purchase of treasury stock                              0             0              0        (74,300)
                                              -----------   -----------    -----------    -----------

BALANCE, December 31, 1998                    $   217,000   $  (276,255)   $  (160,677)   $ 7,133,741
                                              ===========   ===========    ===========    ===========

See notes to consolidated financial statements.

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three months ended                  Six months ended
                                                                     December 31,                        December 31
                                                             ----------------------------        -----------------------------
                                                                     (Unaudited)                         (Unaudited)
                                                                1998              1997              1998               1997
                                                             -----------       -----------       -----------       -----------
NET INCOME (Loss)                                            $    64,653       $    67,468       $   134,155       $   159,298
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                  4,305             3,027             8,880             6,066
     Decrease in other assets                                      4,106             5,652             2,512             7,491
     Decrease in interest receivable                              69,108            54,799            47,937             7,675
     Increase (decrease) in other liabilities                     (6,369)           19,649            65,294            95,083
     Provision for loan loss                                       2,500               -0-             7,500               -0-
                                                             -----------       -----------       -----------       -----------
Cash provided by operating activities                            138,303           150,595           266,278           275,613
                                                             -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in certificates of deposit in other
     financial institutions, net (increase) decrease                 -0-            (1,849)              -0-            98,151
   Purchase of Federal Home Loan Bank stock                          -0-           (21,500)              -0-           (21,500)
   Proceeds from maturities of investments
     held to maturity                                          1,012,166               475         1,016,350             1,134
   Proceeds from maturities of investments
     available-for-sale                                          176,074           110,653           308,195           110,653
   Purchase of investments held to maturity                   (2,409,078)              -0-        (4,411,143)              -0-
   Purchase of investments available-for-sale                        -0-               -0-               -0-        (1,013,534)
   Purchase of fixed assets                                     (146,401)           (3,442)         (151,802)           (4,698)
   Net (increase) in loans                                    (1,179,755)         (383,181)         (748,176)         (825,954)
                                                             -----------       -----------       -----------       -----------
Cash (used) by investing activities                           (2,546,994)         (298,844)       (3,986,576)       (1,655,748)
                                                             -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from FHLB                                                -0-           750,000               -0-         1,750,000
   Payment of dividends                                          (32,277)          (37,002)          (65,032)          (76,470)
   Allocation of ESOP shares                                      22,763            13,485            25,895            19,733
   Allocation of RRP shares                                       10,800            13,064            10,800            13,064
   Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts and
     certificates of deposit                                   1,434,550           658,919         4,092,928         1,421,955
   Purchases of treasury stock                                       -0-          (906,363)          (74,300)       (1,346,230)
                                                             -----------       -----------       -----------       -----------
Cash provided by financing activities                          1,435,836           492,103         3,990,291         1,782,052
                                                             -----------       -----------       -----------       -----------

   Net increase (decrease) in cash and
     cash equivalents                                           (972,855)          343,854           269,993           401,917

Cash and Cash Equivalents at Beginning
   of Period                                                   3,976,424         1,708,357         2,733,576         1,650,294
                                                             -----------       -----------       -----------       -----------

Cash and Cash Equivalents at End of Period                   $ 3,003,569       $ 2,052,211       $ 3,003,569       $ 2,052,211
                                                             ===========       ===========       ===========       ===========

Cash paid for:
   Interest                                                  $   207,111       $   125,418       $   383,006       $   237,680
                                                             ===========       ===========       ===========       ===========

   Income taxes                                              $    96,760       $    86,000       $   116,639       $   107,481
                                                             ===========       ===========       ===========       ===========

See notes to consolidated financial statements
                                       -4-

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 - BASIS OF PRESENTATION

The unaudited information for the quarters ended December 31, 1998 and 1997, includes the results of operations of HBancorporation, Inc. (the "Company") and its wholly owned subsidiary Heritage National Bank (the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of HBancorporation, Inc. for the fiscal year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

                              HBANCORPORATION, INC.
                             LAWRENCEVILLE, ILLINOIS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

NOTE 5 - EARNINGS PER SHARE

Primary earnings per share amounts for the six months ended December 31, 1998 and 1997 are computed based on the weighted-average number of shares actually outstanding, 479,212 in 1998, and 438,696 in 1997. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming exercise of the stock options and RRP awards. The number of shares used in the computations of fully diluted earnings per share for the six months ended December 31, 1998 and 1997 were 496,804 and 458,560, respectively.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Forward-Looking Statements. When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Impact of the Year 2000. The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed by an outside service bureau. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $20,000.

General

The Company is incorporated under the laws of Delaware and is generally authorized to engage in any activity that is permitted for a bank holding company under federal banking law. The Company owns all the stock of the Bank. The Company had not engaged in any material operations at December 31, 1998, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Company's ESOP.

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

Financial Condition

For the six months ended December 31, 1998, total assets increased approximately $4.2 million from $21.5 million to $25.7 million. Assets increased as a result of an increase in investments held to maturity. Deposits increased by approximately $4.1 million to $16.4 million at December 31, 1998, from $12.3 million at June 30, 1998. Management believes the increase in deposits stems from customers seeking higher yielding investment alternatives. For the six months ended December 31, 1998, total stockholders' equity increased approximately $84,000. The increase was primarily a result of net income offset by the purchase of treasury stock and payment of dividends.

Results of Operations:

Comparison of the three months ended December 31, 1998 and 1997.

General. Net income decreased to $65,000 for the three months ended December 31, 1998, compared to $67,000 for the same period in 1997. The decrease was primarily related to higher interest expense on deposits and FHLB advances.

Interest Income. Total interest income increased by $22,000 or 5.3% to $530,000 for the three months ended December 31, 1998, compared to the same period last year. Income from loans grew by $71,000 for the three month period. Investment income increased by $50,000 for the three months due primarily to the purchase of investment securities.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Interest Expense. Total interest expense increased by $86,000 for the three months ended December 31, 1998, to $231,000 compared to $145,000 in the previous three month period. The amount of certificates of deposit have increased $5.7 million at December 31, 1998 from the same period a year ago. The Bank paid $25,000 interest to FHLB on advances for the three months ended December 31, 1998.

Net Interest Income. Net interest income before provision for loan losses increased $35,000 or 13.5% for the recent three month period compared to the same period a year ago, from $263,000 to $298,000.

Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended December 31, 1998 the Bank recorded a $2,500 provision for loan losses, compared to no provision for the three month period ended December 31, 1997. As of December 31, 1998 and June 30, 1998, the Bank's allowance for loan losses was $141,000 and $133,000, respectively.

The Bank had no nonperforming assets at December 31, 1998 or June 30, 1998. There was no foreclosed real estate owned by the Bank at December 31, 1998 or June 30, 1998.

Noninterest Income. Noninterest income was $8,300 for the three month period ended December 31, 1998, compared to $15,000 for the same period in 1997. This decrease is primarily due to a decrease in commercial loan fees.

Noninterest Expense. For the three months ended December 31, 1998, the total noninterest expense was $184,000 compared to $143,000 for the same three months in 1997. The increase is primarily due to an increase in general and administrative costs as a result of hiring additional employees.

Income Tax Expense. Income tax expense decreased to $55,000 during the most recent three months compared to $68,000 for the same period a year ago. Lower taxes were the result of decreased income before tax of $120,000 for the most recent three months compared to $136,000 for a year ago.

Comparison of the six months ended December 31, 1998 and 1997.

General. Net income decreased to $134,000 for the six months ended December 31, 1998, compared to $159,000 for the same period in 1997. The decrease was primarily due to a $22,000 increase in net interest income, and lower deposit insurance premiums, offset by contributions to the ESOP and RRP.

Interest Income. Total interest income increased by $182,000 or 22.2% to approximately $1.0 million for the six months ended December 31, 1998, compared to the same period last year. Income from loans increased by $92,000 for the six months. Investment income increased by $90,000 for the six months due primarily to an increased amount of investments.

Interest Expense. Total interest expense increased by $160,000 for the six months ended December 31, 1998 to $429,000 compared to $269,000 in the previous six month period. The increase was primarily due to interest on FHLB advances and deposits.

Net Interest Income. Net interest income before provision for loan losses increased $22,000 or 3.9%, from $550,000 to $572,000 for the recent six month period compared to the same period a year ago, respectively.

                              HBANCORPORATION, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Nonperforming Assets and Provisions for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the six month period ended December 31, 1998 the Bank recorded a $7,500 provision for loan losses, compared to no provision for the same period in 1997. As of December 31, 1997 and June 30, 1997, the Bank's allowance for loan losses was $128,000.

The Bank had no nonperforming assets at December 31, 1997 or June 30, 1997. There was no foreclosed real estate owned by the Bank at December 31, 1997 or June 30, 1997.

Noninterest Income. Noninterest income was $15,000 for the six month period ended December 31, 1998, compared to $21,000 for the same period in 1997. This decrease is primarily due to a decrease in commercial loan fees.

Noninterest Expense. For the six months ended December 31, 1998, the total noninterest expense was $329,000 compared to $275,000 for the same six months in 1997. Compensation and benefits have increased approximately $47,000 as a result of contributions to the ESOP, costs associated with the RRP and the hiring of additional employees.

Income Tax Expense. Income tax expense increased to $117,000 during the most recent six months compared to $138,000 for the same period a year ago. Lower taxes were the result of filing consolidated tax returns for the bank and the holding company.

Capital Requirements. The Company's main sources of funds are deposits and loan and investment repayments. Other potential sources would include borrowings from the Federal Home Loan Bank of Chicago (FHLB). As a national bank, the Bank is not subject to any prescribed liquidity requirement.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The company anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1998, the Bank had no outstanding commitments to extend credit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances could be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at December 31, 1998 relative to the regulatory capital requirements for the Bank.

                                                           Amount
                                                       (in thousands)
                                                       --------------
       Tier 1 Capital                                      $6,062
       Tier 1 Capital Requirement                             764
                                                           ------
       Excess                                              $5,298
                                                           ======

       Total Risk-Based Capital                            $6,203
       Risk-Based Capital Requirement                       1,334
                                                           ------
       Excess                                              $4,869
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

                                             HBANCORPORATION, INC.
                                             Registrant



Date:       January 28, 1999                 /s/  Kevin J. Kavanaugh
       ---------------------------           -----------------------------
                                             Kevin J. Kavanaugh, President
                                             and Chief Executive Officer


Date:       January 28, 1999                 /s/  Cleora Gillespie
       ---------------------------           -----------------------------
                                             Cleora Gillespie, Secretary
                                             and Treasurer